Form 10QSB
period 2001-02-28
GALAXY INVESTMENTS INC
filed 2001-06-20
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-32237

                           GALAXY INVESTMENTS, INC.
                           _________________________
                (Name of small business issuer in its charter)


    Colorado                                                 98-0347827
_______________________________                            ____________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 Suite 604-750 West Pender Street
 Vancouver, B.C. Canada                                        V6C 2T7
_______________________________________                        ________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (604) 689-0188

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                         Outstanding at February 28, 2001
                         _________________________________
                                    9,002,000
                         $.001 par value common stock

                           GALAXY INVESTSMENTS, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements............................................... 3

ITEM 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations..........................................10


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................11

ITEM 2. Changes in Securities and Use of Proceeds..........................11

ITEM 3. Defaults Upon Senior Securities....................................11

ITEM 4. Submission of Matters to a Vote of Security Holders................11

ITEM 5. Other Information..................................................11

ITEM 6. Exhibits and Reports on Form 8-K...................................11

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                   February 28, 2001 and November 30, 2000
                   ---------------------------------------

                                    ASSETS
                                    ------

                                               February 28,    November 30,
                                                   2001            2000
                                               ------------    ------------
Current Assets
  Cash                                           $  2,864       $  2,904
                                                 --------       --------
Total current assets                                2,864          2,904
                                                 --------       --------

Other assets
  Option to purchase mineral claims - Note 3            -              -
                                                 --------       --------
                                                 $  2,864       $  2,904
                                                 ========       ========

                                  LIABILITIES
                                  ___________

Current Liabilities
  Accounts payable - related parties             $  6,000       $  4,500
Accounts payable                                    1,500          1,015
                                                 --------       --------
  Total current liabilities                         7,500          5,515
                                                 --------       --------



                             STOCKHOLDERS' EQUITY
                             ____________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,002,000 shares issued and
  outstanding                                       9,002          9,002
Capital in excess of par value                          -              -

Deficit accumulated during the
   exploration stage                             ( 13,638)      ( 11,613)
                                                 ---------      ---------
Total stockholders' deficiencY                   (  4,636)      (  2,611)
                                                 ---------      ---------
                                                 $  2,864       $  2,904
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
      for the three months ended February 28, 2001 and February 29, 2000 and for the period December 17, 1999 (Date of Inception) to February 28, 2001
 _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                       February 28,   February 29,   February 28

                                           2001           2000          2001
                                       ____________   ____________   ___________

Revenues                               $     -        $     -        $      -

Expenses                                 2,025              -          13,638
                                       ------------   ------------   ----------
Net loss                                 2,025              -          13,638
                                       ============   ============   ==========



Net loss per common share
  Basic                                $     -        $     -
                                       ============   ============

Average outstanding shares
  Basic                                 9,002,000      8,100,000
                                       ============   ============



                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      for the three months ended February 28, 2001 and February 29, 2000 and for the period December 17, 1999 (Date of Inception) to February 28, 2001
  _____________________________________________________________________________

                                                       Capital in
                                     Common Stock      Excess of    Accumulated
                                     ____________
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)

Operating loss for the three
  months ended February 28,2001          -         -          -     (    2,025)
                                 ---------   -------     ------    ------------
Balance, February 28, 2001       9,002,000   $ 9,002     $    -    $(   13,638)
                                 =========   =======     ======    ============


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
      for the three months ended February 28, 2001 and February 29, 2000 and for the period December 17, 1999 (Date of Inception) to February 28, 2001
  _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                       February 28,   February 29,   February 28

                                           2001           2000          2001
                                       ____________   ____________   ___________

Cash flows from operating activities
  Net loss
                                       $ (  2,025)    $       -      $ ( 13,638)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable                1,985             -           7,500
  Issuance of common capital stock
    for expenses                                -             -               2
                                       ----------     ---------      ----------
Net cash used in operations              (     40)            -        (  6,136)
                                       ----------     ---------      ----------

Cash flows from investing activity              -             -               -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -             -           9,000
                                       ----------     ---------      ----------

Net increase (decrease) in cash          (     40)            -           2,864

Cash at beginning of period                 2,904             -               -
                                       ----------     ---------      ----------
Cash at end of period                  $    2,864     $       -       $   2,864
                                       ==========     =========      ==========


Non cash flows from operating activities
Issuance of 2,000 common shares for
  mineral claims expense                        -             -       $       2
                                        ---------     ---------      ----------


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                              February 28, 2001

Note 1   Organization
         ____________

         The Company was incorporated under the laws of the State of Colorado on December 17, 1999 with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 at $0.001 par value.

         The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

         The Company has completed a private placement offering of 9,000,000 common shares.

Note 2   Summary Of Significant Accounting Policies
         __________________________________________

         Accounting Methods
         __________________

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ____________

         On February 28, 2001 the Company had a net operating loss carry forward of $13,638. The tax benefit of $4,091 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

         Basic and Diluted Net Income (Loss) Per Share
         _____________________________________________

         Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

GALAXY INVESTMENTS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2001 - Page 2

Note 2	Summary of Significant Accounting Policies - (cont'd)

         Capitalization of Mineral Claim Costs
         _____________________________________

         Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Financial Instruments
         _____________________

         The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions
         _________________________

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

         Comprehensive Income
         ____________________

         The Company adopted Statement of Financial Accounting Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity.

         Recent Accounting Pronouncements
         ________________________________

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3   Option to Purchase Mineral Claims
         _________________________________

         On July 15, 2000 the Company acquired an option to purchase mineral claims known as "Treadwell #1" Tenure #360,262 located in the Kamloops Mining Division on Cannell Creek, British Columbia. The claims have an expiration date of October 13, 2001.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

GALAXY INVESTMENTS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2001 - Page 3
_________________

Note 3   Option to Purchase Mineral Claims - (cont'd)
         _________________________________

         The terms of the purchase to vest 100% in the claims includes total payments of $40,000, the issuance of 100,000 shares of the Company and by completing work commitments totalling $500,000 on the claims on the dates in the following outline. The property is subject to a royalty of one percent of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production.

         Purchase price;
          $2,500 cash and 2,000 common shares as initial payment $7,500 cash and 8,000 common shares by July 31, 2001 $10,000 cash and 40,000 common shares by July 31, 2002 $20,000 cash and 50,000 common shares by July 31, 2003 work commitments;
          $25,000 in work by July 31, 2001
          $50,000 in work by July 31, 2002
          $100,000 in work by July 31, 2003
          $150,000 in work by July 31, 2004
          $175,000 in work by July 21, 2005

Note 4   Related Party Transactions
         __________________________

         Related parties have acquired 33% of the outstanding common stock. The company has accounts payable due to related parties of $6,000.

         Note 5  Going Concern
         _____________________

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical result of operations and those discussed in such forward-looking statements as a result OF certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

The Company is in the business of acquiring and exploring mineral properties and does not have a source of revenue at this time.

RESULTS OF OPERATION.

Revenues

As of the three month period ended February 28, 2001, the Company generated $0 in revenues as compared to $0 for the three month period ended February 29, 2000.

Operating Expenses

For the three month period ended February 28, 2001, the Company had total operating expenses of $2,025 and $0 total operating expenses for the same quarter ended February 29, 2000. The increase in total operating expenses was due to an increase in general and administrative costs.

The Company has an accumulated deficit from December 17, 1999 (date of inception) to February 28 2001 of ($13,638).

Operating Loss

As of the three month period ended February 28, 2001, the Company incurred a net loss of $2,025 as compared to $0 for the same period from the previous year. Additionally, as February 28, 2001, the Company had accounts payable due to related parties of $6,000 and current liabilities exceeded its current assets by $4,636.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On February 28, 2001 the Company had a net operating loss carry forward of $13,638. The tax benefit of $4,091 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

Liquidity and Financial Resources

Period from December 17, 1999, to February 28 2001.

From December 17, 1999, the date of incorporation, to February 28, 2001, the Company raised $9,002 through the issuance of 9,002,000 common shares, as follows: from February 2000 to June 2000, the Company issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2000, the Company issued 2,000 shares of its $.001 par value common stock as payment for mineral claims for a total value of $2 representing $.001 per share.

For the next 12 months, management of the Company plans to satisfy its cash requirements by raising additional funds by way of private placements and/or a public offering, to satisfy working capital needs.

                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The Company has no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 2.  Changes in Securities and Use of Proceeds.

         There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

         The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
         (b)  Form 8-K

         There were no reports filed on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Galaxy Investments, Inc.
 (Registrant)


__________________________________
Gregory C. Burnett
Director/President

Date:	June 20, 2001