Form 10QSB
period 2001-05-31
GALAXY INVESTMENTS INC
filed 2001-07-10
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2001

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

                           Outstanding at May 31, 2001
                         _________________________________
                                    9,002,000
                         $.001 par value common stock

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

                            GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                      May 31, 2001 and November 30, 2000

                                    ASSETS
                                    ------
                                                  May 31,      November 30,
                                                   2001            2000
                                               ------------    ------------
Current Assets
  Cash                                           $  1,854       $  2,904
                                                 --------       --------
Total current assets                                1,854          2,904
                                                 --------       --------

Other assets
  Option to purchase mineral claims - Note 3            -              -
                                                 --------       --------
                                                 $  1,854       $  2,904
                                                 ========       ========

                                  LIABILITIES
                                  ___________

Current Liabilities
  Accounts payable - related parties             $  7,500       $  4,500
Accounts payable                                    1,000          1,015
                                                 --------       --------
  Total current liabilities                         8,500          5,515
                                                 --------       --------


                             STOCKHOLDERS' EQUITY
                             ____________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,002,000 shares issued and
  outstanding                                       9,002          9,002
Capital in excess of par value                          -              -

Deficit accumulated during the
   exploration stage                             ( 15,648)      ( 11,613)
                                                 ---------      ---------
Total stockholders' deficiencY                   (  6,646)      (  2,611)
                                                 ---------      ---------
                                                 $  1,854       $  2,904
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
    for the three months and six months ended May 31, 2001 and May 31, 2000 and for the period December 17, 1999 (Date of Inception) to May 31, 2001
 _____________________________________________________________________________

                                                                                              December 17,
                                                                                                1999 to
                                        3 months ended May 31,      6 months ended May 31,       May 31,
                                        ______________________      ______________________
                                           2001           2000         2001          2000          2001
                                           ____           ____         ____          ____          _____
Revenues                               $     -        $     -        $      -       $    -        $      -

Expenses                                 2,010              -           4,035            -          15,648
                                       ------------   ------------   ----------     --------       --------
Net loss                                 2,010              -           4,035            -          15,648
                                       ============   ============   ==========     ========       ========



Net loss per common share
  Basic                                $     -        $     -        $      -       $    -
                                       ============   ============   ==========     =========

Average outstanding shares
  Basic                                 9,002,000      8,559,000      9,002,000      8,559,000
                                       ============   ============   ==========     ==========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   for the period December 17, 1999 (Date of Inception) to May 31, 2001
  _____________________________________________________________________________

                                                       Capital in
                                     Common Stock      Excess of    Accumulated
                                     ____________
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)

Operating loss for the six
  months ended May 31,2001               -         -          -     (    4,035)
                                 ---------   -------     ------    ------------
Balance, May 31, 2001            9,002,000   $ 9,002     $    -    $(   15,648)
                                 =========   =======     ======    ============


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
          for the six months ended May 31, 2001 and May 31, 2000
  and for the period December 17, 1999 (Date of Inception) to May 31, 2001
  _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                          6 months ended May 31,       May 31,
                                           2001           2000          2001
                                       ____________   ____________   ___________

Cash flows from operating activities
  Net loss                             $ (  4,035)    $       -      $ ( 15,648)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable                2,985             -           8,500
  Issuance of common capital stock
    for expenses                                -             -               2
                                       ----------     ---------      ----------
Net cash used in operations              (  1,050)            -        (  7,146)
                                       ----------     ---------      ----------

Cash flows from investing activity              -             -               -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -             -           9,000
                                       ----------     ---------      ----------

Net increase (decrease) in cash          (  1,050)            -           1,854

Cash at beginning of period                 2,904             -               -
                                       ----------     ---------      ----------
Cash at end of period                  $    1,854     $       -       $   1,854
                                       ==========     =========      ==========


Non cash flows from operating activities
Issuance of 2,000 common shares for
  mineral claims expense                        -             -       $       2
                                        ---------     ---------      ----------


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                                 May 31, 2001


Note 1	Organization
        ------------

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

        The Company has completed a private placement offering of 9,000,000 common shares.

Note 2	Summary Of Significant Accounting Policies
        ------------------------------------------

        Accounting Methods
        ------------------

        The Company recognizes income and expenses based on the accrual method of accounting.

        Dividend Policy
        ---------------

        The Company has not yet adopted a policy regarding payment of dividends.

        Income Taxes
        ------------

        On May 31, 2001 the Company had a net operating loss carry forward of $15,648. The tax benefit of $4,694 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

        Basic and Diluted Net Income (Loss) Per Share
        ---------------------------------------------

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

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                                 May 31, 2001


Note 2	Summary of Significant Accounting Policies - (cont'd)
        ------------------------------------------

        Capitalization of Mineral Claim Costs
        -------------------------------------

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

        Financial Instruments
        ---------------------

        The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

        Estimates and Assumptions
        -------------------------

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

        Comprehensive Income
        --------------------

        The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

        Recent Accounting Pronouncements
        --------------------------------

        The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	Option to Purchase Mineral Claims
        ---------------------------------

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

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                                 May 31, 2001

Note 3	Option to Purchase Mineral Claims - (cont'd)
        ---------------------------------

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
           $100,000 in work by July 31, 2003
           $150,000 in work by July 31, 2004
           $175,000 in work by July 21, 2005

Note 4	Related Party Transactions
        --------------------------

        Related parties have acquired 33% of the outstanding common stock. The company has accounts payable due to related parties of $7,500.

Note 5	Going Concern
        -------------

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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of Galaxy could differ materially from Galaxy's historical result of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

Galaxy is in the business of acquiring and exploring mineral properties and does not have a source of revenue at this time.

RESULTS OF OPERATION.

Revenues

As of the three month period ended May 31, 2001, Galaxy generated $0 in revenues as compared to $0 for the three month period ended May 31, 2000.

Operating Expenses

For the three month period ended May 31, 2001, Galaxy had total operating expenses of $2,010 and $0 total operating expenses for the same quarter ended May 31, 2000. The increase in total operating expenses was due to an increase in general and administrative costs.

Galaxy has an accumulated deficit from December 17, 1999 (date of inception) to May 31 2001 of ($15,648).

Operating Loss

As of the three month period ended May 31, 2001, Galaxy incurred a net loss of $2,010 as compared to $0 for the same period from the previous year. Additionally, as May 31, 2001, Galaxy had accounts payable due to related parties of $7,500 and current liabilities exceeded its current assets by $6,646.

For the six month period ending May 31, 2001, Galaxy experienced a net loss in cash flows from operating activities of ($4,035) as compared to $0 for the same period ended May 31, 2000.

Galaxy does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On May 31, 2001 Galaxy had a net operating loss carry forward of $15,648. The tax benefit of $4,694 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

Liquidity and Financial Resources

Period from December 17, 1999, to May 31 2001.

From December 17, 1999, the date of incorporation, to May 31, 2001, Galaxy raised $9,002 through the issuance of 9,002,000 common shares, as follows: from February 2000 to June 2000, Galaxy issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2000, Galaxy issued 2,000 shares of its $.001 par value common stock as payment for mineral claims for a total value of $2 representing $.001 per share.

For the next 12 months, management of Galaxy plans to satisfy its cash requirements by raising additional funds by way of private placements and/or a public offering, to satisfy working capital needs.

                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Galaxy has no current or pending material legal proceedings to which it is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 2.  Changes in Securities and Use of Proceeds.

         There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

         Galaxy has incurred no defaults upon senior securities during this reporting period.

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

Galaxy Investments, Inc.
(Registrant)


/s/Gregory C. Burnett
__________________________________
Gregory C. Burnett
Director/President

Date:   July 10, 2001