Form 10QSB
period 2001-08-31
GALAXY INVESTMENTS INC
filed 2001-10-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2001

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

                         Outstanding at August 31, 2001
                         _________________________________
                                    9,028,000
                         $.001 par value common stock

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

ITEM 1. Legal Proceedings..................................................11

ITEM 2. Changes in Securities and Use of Proceeds..........................11

ITEM 3. Defaults Upon Senior Securities....................................11

ITEM 4. Submission of Matters to a Vote of Security Holders................11

ITEM 5. Other Information..................................................12

ITEM 6. Exhibits and Reports on Form 8-K...................................12

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                            GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                    August 31, 2001 and November 30, 2000

                                    ASSETS
                                    ------
                                                August 31,     November 30,
                                                   2001            2000
                                               ------------    ------------
Current Assets
  Cash                                           $  1,335       $  2,904
                                                 --------       --------
Total current assets                                1,335          2,904
                                                 --------       --------

Other assets
  Option to purchase mineral claims - Note 3            -              -
                                                 --------       --------
                                                 $  1,335       $  2,904
                                                 ========       ========

                                  LIABILITIES
                                  ___________

Current Liabilities
  Accounts payable - related parties             $  2,500       $  4,500
Accounts payable                                    2,621          1,015
                                                 --------       --------
  Total current liabilities                         5,121          5,515
                                                 --------       --------


                             STOCKHOLDERS' EQUITY
                             ____________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,028,000 shares issued and
  outstanding                                       9,028          9,002
Capital in excess of par value                      6,474              -

Deficit accumulated during the
   exploration stage                             ( 19,288)      ( 11,613)
                                                 ---------      ---------
Total stockholders' deficiencY                   (  3,786)      (  2,611)
                                                 ---------      ---------
                                                 $  1,335       $  2,904
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
    for the three months and nine months ended August 31, 2001 and August 31, 2000 and for the period December 17, 1999 (Date of Inception) to August 31, 2001
 _____________________________________________________________________________

                                                                                              December 17,
                                                                                                1999 to
                                       3 months ended August 31,   9 months ended August 31,   August 31,
                                        ______________________      ______________________
                                           2001           2000         2001          2000          2001
                                           ____           ____         ____          ____          _____
Revenues                               $      -      $        -     $        -      $     -       $      -

Expenses                                  3,640           5,215          7,675        5,215         19,288
                                       ------------   ------------   ----------     --------       --------
Net loss                                 (3,640)         (5,215)        (7,675)      (5,215)       (19,288)
                                       ============   ============   ==========     ========       ========



Net loss per common share
  Basic                                $      -       $     -        $       -       $    -
                                       ============   ============   ==========     =========

Average outstanding shares
  Basic                                 9,028,000      9,000,000      9,028,000      9,000,000
                                       ============   ============   ==========     ==========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  for the period December 17, 1999 (Date of Inception) to August 31, 2001
  _____________________________________________________________________________

                                                       Capital in
                                     Common Stock      Excess of    Accumulated
                                     ____________
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)

Issuance of common stock to
  settle debt at - $0.25            26,000        26      6,474

Operating loss for the nine
  months ended August 31,2001            -         -          -     (    7,675)
                                 ---------   -------     ------    ------------
Balance, August 31, 2001         9,028,000   $ 9,028     $6,474    $(   19,288)
                                 =========   =======     ======    ============


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
        for the nine months ended August 31, 2001 and August 31, 2000 and for the period December 17, 1999 (Date of Inception) to August 31, 2001
  _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                        9 months ended August 31,    August 31,
                                           2001           2000          2001
                                       ____________   ____________   ___________

Cash flows from operating activities
  Net loss                             $ (  7,675)    $ ( 5,215)      $ (19,288)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable             (    394)        4,000           5,121
  Issuance of common capital stock
    for expenses                                -             -               2
  Issuance of common capital stock
    to settle debt                          6,500             -           6,500
                                       ----------     ---------      ----------
Net cash used in operations              (  1,569)      ( 1,215)        ( 7,665)
                                       ----------     ---------      ----------

Cash flows from investing activity
Acquisition of resource property                -       ( 2,500)              -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -         9,000           9,000
                                       ----------     ---------      ----------

Net increase (decrease) in cash          (  1,569)        5,285           1,335

Cash at beginning of period                 2,904             -               -
                                       ----------     ---------      ----------
Cash at end of period                  $    1,335     $   5,285       $   1,335
                                       ==========     =========      ==========


Non cash flows from operating activities
Issuance of 2,000 common shares for
  mineral claims expense                        -             -       $       2
                                        ---------     ---------      ----------


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

RESULTS OF OPERATION.

Revenues

As of the three month period ended August 31, 2001, Galaxy generated $0 in revenues as compared to $0 for the three month period ended August 31, 2000.

Operating Expenses

For the three month period ended August 31, 2001, Galaxy had total operating expenses of $3,640 and $5,215 total operating expenses for the same quarter ended August 31, 2000. The decrease in total operating expenses was due to an decrease in general and administrative costs.

Galaxy has an accumulated deficit from December 17, 1999 (date of inception) to August 31 2001 of ($19,288).

Operating Loss

As of the three month period ended August 31, 2001, Galaxy incurred a net loss of $3,640 as compared to a net loss of $5,215 for the same period from the previous year. Additionally, as August 31, 2001, Galaxy had accounts payable due to related parties of $2,500 and current liabilities exceeded its current assets by $3,786.

For the nine month period ending August 31, 2001, Galaxy experienced a deficiency in cash flows from operating activities of ($1,569) as compared to ($1,215) for the same period ended August 31, 2000.

Galaxy does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On August 31, 2001 Galaxy had a net operating loss carry forward of $19,288. The tax benefit of $5,786 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since Galaxy has no operations. The net operating loss will expire in 2022.

Liquidity and Financial Resources

Period from December 17, 1999, to August 31 2001.

From December 17, 1999, the date of incorporation, to August 31, 2001, Galaxy issued 9,028,000 common shares at par value for a total of $9,028, as follows:

From February 2000 to June 2000, Galaxy issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2000, Galaxy issued 2,000 shares of its $.001 par value common stock as payment for mineral claims for a total value of $2 representing $.001 per share.

On July 10, 2001, Galaxy issued 26,000 shares of its $.001 par value common stock to related parties valued at $.25 per share for a total value of $6,500 to reduce an accounts payable due to those related parties. This value was allocated $26.00 to common stock and $6,474 to capital in excess of par value.

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

Pursuant to an Annual Meeting of Shareholders' held on July 6, 2001, the Shareholders re-elected Terry Amisano, Gregory Burnett and Kevin Hanson to hold office as Directors of the Corporation until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The stockholders ratified the retention of Andersen Andersen & Strong L.C. as Galaxy's independent CPA for the next fiscal year. The stockholders gave authority to the Directors and Officers to seek and acquire additional properties, technologies and other companies. And, the stockholders gave authority to the Director and Officers to seek additional capital.

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

Date:   October 15, 2001