Form 10KSB
period 2001-11-30
GALAXY INVESTMENTS INC
filed 2002-02-27
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-32237

                           Galaxy Investments, Inc.
                           ________________________
                (Name of small business issuer in its charter)

          Colorado                                              98-0347827
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Suite 604-750 West Pender Street                                 V6C 2T7
_______________________________________                       _______________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:      (604) 689-0188

Securities registered under Section 12(b) of the Act: 	None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         ____________________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]                        No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10KSB. 	[  ]

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 11/30/01: $0

Number of shares of common stock, $.001 par value, outstanding on 11/30/01 was 9,028,000

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                           Galaxy Investments, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

                                    PART I
                                                                   PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                     1

ITEM 2.  DESCRIPTION OF PROPERTY                                     3

ITEM 3.  LEGAL PROCEEDINGS                                           3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         3

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    3

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            4

ITEM 7.  FINANCIAL STATEMENTS                                        5

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                      7

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                   7

ITEM 10. EXECUTIVE COMPENSATION                                      8

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                       8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              9

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                            9

Forward-Looking Information-General

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Galaxy Investments, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

This report contains a number of forward-looking statements, which reflect Galaxy Investments, Inc.'s current views with respect to future events and financial performance including statements regarding Galaxy Investments, Inc.'s projections, and mineral property development. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Galaxy Investments, Inc. undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, Galaxy Investments, Inc.'s dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business
________

(a)   Business Development

Galaxy Investments, Inc. (the "Company") was organized as a Colorado Corporation on December 17, 1999, to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, and other parts of Canada.

(b)   Business of the Company

The Company was organized for the purpose of engaging in the acquisition, exploration and development of mineral properties, primarily in the Province of British Columbia, Canada. The Company currently has a working capital deficiency of $6,821 at November 30, 2001. The Company intends to raise additional funds from public financing or private placements during the next twelve (12) month period in order to complete exploration and development on its properties, make option payments, or to acquire other businesses and to generally meet its future corporate obligations. There can be no assurance that the Company will obtain such additional financing on a timely basis.

The Company has an option to acquire an interest in the property described herein, under the heading "Option Agreement". The Company intends to carry out exploration work on the mineral claim known as Treadwell #1, located in the Kamloops Mining division, in order to ascertain whether the Property possesses commercially developable quantities of gold and other precious minerals.

Option Agreement

By virtue of an Option Agreement dated July 15, 2000, the Company acquired an option to purchase mineral claims known as "Treadwell #1-Tenure #360262" located in the Kamloops Mining Division on Cannell Creek British Columbia. The claims have an expiration date of October 19, 2002. The claims have not been proven to have a commercially minable ore reserve.

The terms of the purchase to vest 100% in the claims includes total payments of $40,000, the issuance of 100,000 shares of the Company and by completing work commitments totaling $500,000 on the claims on the dates in the following schedule. The property is subject to a royalty of one percent of the net smelter returns with a right to acquire the rights to the royalty after the start of commercial production.

Purchase price;
	$ 2,500 cash and 2,000 common shares as initial payment
          7,500 cash and 8,000 common shares by July 31, 2002
	 10,000 cash and 40,000 common shares by July 31, 2003
	 20,000 cash and 50,000 common shares by July 31, 2004 work commitments;
	$ 25,000 in work by July 31, 2002
	 150,000 in work by July 31, 2003
         150,000 in work by July 31, 2004
         175,000 in work by July 21, 2005

A cumulative total of $500,000, in addition to the cash and shares to be issued pursuant to Section 3.1.1 of the Option Agreement will vest the Company a 100% interest in the property. Any amount spent by the Company in any year in excess of the minimum amount shall be applied as a credit on account of the minimum amount to be spent in the future.

Prior to acquiring its 100% interest in the Property, the Company shall have the right to terminate this Agreement by giving written notice to Richard Simpson ("Simpson"), the Optioner of the mineral claims, of such termination in which event this agreement shall terminate and the Company shall be under no further obligation or liability to Simpson except to transfer its interest in the Property to Simpson. If the Company terminates this agreement, sufficient assessment work will have been recorded against the Property in order that it will be in good standing under the British Columbia Mining Act for not less than 3 years following the date of termination.

If the Company defaults in its cash or share payments or work commitments stipulated in Sections 3.1.1 and 4.1 of the Options Agreement, subject to force majeure, and such default has not been remedied within sixty (60) days after receipt of written notice of default from Simpson, or if it elects to terminate the option, it will retransfer the Property to Simpson free and clear of any liens, charges, hypothecs, encumbrances and royalties, within five (5) business days of termination of this agreement.

Company's Plan of Operation

The Company intends to raise funds from public financings during the next twelve
(12) month period, in order to proceed with the necessary exploration on the Property.

Exploration and Development Expenditures
________________________________________

As of the date of this Registration Statement, the Company has not expended any capital towards the expiration and development of any mineral properties.

Employees
_________

The Company has no paid or full-time employees. The Company conducts its business through agreements with consultants and arms-length third parties. None of the directors or officers are paid a salary for acting as a director or officer. The Company may, however, pay fees to directors and officers for work provided on a consulting fee basis. The Company estimates that each director devotes two (2) hours of their time per month to the affairs of the Company.

Patents and Trademarks
______________________

The Company does not own, either legally or beneficially, any patent or trademark.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company has an option to acquire a 100% interest in the Property, as described in detail in Item 1 of this Registration Statement under the section under the "Option Agreement".

The Company does not own or lease any property other than:

1. Its option to acquire an interest in the Simpson Property; and

2. The renting or leasing of office space for the Company's corporate headquarters in Vancouver, B.C., Canada. The Company presently leases its office space for CDN$500.00 per month.


ITEM 3.  LEGAL PROCEEDINGS

There are no lawsuits filed against Galaxy or pending as of November 30, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year ended November 30, 2001 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.001, is currently listed on the NASD Bulletin Board.

The Company's initial registration statement was declared effective by the Securities and Exchange Commission on March 1, 2001. As of its fiscal year ended November 30, 2001, there was not a market for Galaxy's common stock. Galaxy was approved by the NASD, to trade its common stock on the NASD OTC Bulletin Board, on or about, December 18, 2001.

No dividends have been declared with respect to the Common Stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future. However, there are no restrictions on the ability of the Company to declare dividends on its Common Stock.

As of the date hereof, there are 3,726,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Holders of Record:

As of November 30, 2001, there were 37 holders of record of Galaxy's Common
Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. As described elsewhere in this Form 10-KSB, Galaxy is a development stage company. As of the date of this Annual Report, Galaxy is in the business of acquiring and exploring mineral properties and does not have a source of revenue at this time.

RESULTS OF OPERATION.

Revenues

As of the year ended November 30, 2001, Galaxy generated $0 in revenues as compared to $0 for the year ended November 30, 2000.

Operating Expenses

For the year ended November 30, 2001, Galaxy had total operating expenses of $10,710 and $11,613 total operating expenses for the same period ended November 30, 2000. The decrease in total operating expenses was due to a decrease in general and administrative costs.

Galaxy has an accumulated deficit from December 17, 1999 (date of inception) to November 30 2001 of ($22,323).

Operating Loss

As of the year ended November 30, 2001, Galaxy incurred a net loss of $10,710 as compared to a net loss of $11,613 for the previous year. Additionally, as at November 30, 2001, Galaxy had accounts payable due to related parties of $4,654 and current liabilities exceeded its current assets by $6,821.

For the year ending November 30, 2001, Galaxy experienced a deficiency in cash flows from operating activities of ($2,284) as compared to an increase in cash of $2,904 for the year ended November 30, 2000.

Galaxy does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

At November 30, 2001 Galaxy had a net operating loss carry forward of $22,323. The tax benefit of $6,697 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since Galaxy has no operations. The net operating loss will expire in 2022.

Liquidity and Financial Resources

Period from December 17, 1999, to November 30, 2001.

From December 17, 1999, the date of incorporation, to November 30, 2001, Galaxy issued 9,028,000 common shares at par value for a total of $9,028, as follows:

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


ITEM 7.  FINANCIAL STATEMENTS

                           Galaxy Investments, Inc.
                       (A Development Stage Enterprise)

                             Financial Statements

                              November 30, 2001

                                     INDEX

						      Page

Independent Auditors' Report                          F - 1

Balance Sheets                                        F - 2

Statements of Operations                              F - 3

Statements of Changes in Stockholders' Equity         F - 4

Statements of Cash Flows                              F - 5

Notes to Financial Statements                         F - 6

                         INDEPENDENT AUDITORS' REPORT
                         ____________________________

ANDERSEN ANDERSEN & STRONG, L.C.                941 East 3300 South, Suite 202
Certified Public Accountants and                    Salt Lake City, Utah 84106
Business Consultants                                    Telephone 801 486-0096
Member SEC Practice Section of the AICPA                      Fax 801 486-0098

Board of Directors
Galaxy  Investments,  Inc.
Vancouver, B.C., Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Galaxy Investments, Inc. (exploration stage company) at November 30, 2001, and the related statement of operations, stockholders' equity, and cash flows for the year ended November 30, 2001 and the period December l7, 1999 to November 30, 2000 and the period December 17, 1999 (date of inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Investments, Inc. at November 30, 2001, and the results of operations, and cash flows for the year ended November 30, 2001 and the period December 17, 1999 (date of inception) to November 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Andersen Andersen and Strong L.C.
                                            Andersen Andersen and Strong
Salt Lake City, Utah
February 14, 2002

                           GALAXY INVESTMENTS, INC.
                         (Exploration Stage Company)
                                BALANCE SHEET
                             November 30,  2001
_______________________________________________________________________________

ASSETS

CURRENT ASSETS

    Cash                                                        $    620
                                                                ________

    Total Current Assets                                             620
                                                                ________

OTHER ASSETS

    Option to purchase mineral claims - Note 3                       -
                                                                ________

                                                                $    620
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties                          $  4,654
    Accounts payable                                               2,787
                                                                ________

      Total Current Liabilities                                    7,441
                                                                ________

STOCKHOLDERS' EQUITY

    Preferred stock
      25,000,000 shares authorized at $0.001 par value;
      none outstanding                                               -
    Common stock
      100,000,000 shares authorized, at $0.001 par value;
      9,028,000 shares issued and outstanding                      9,028

    Capital in excess of par value                                 6,474

    Deficit accumulated during the development stage             (22,323)
                                                                ________

       Total Stockholders' Deficiency                            (6,821)
                                                                ________

                                                                $    620
                                                                ========

  The accompanying notes are an integral part of these financial statements.

                           GALAXY INVESTMENTS, INC.
                         (Exploration Stage Company)
                           STATEMENT OF OPERATIONS
             For the Period Ended November 30, 2001 and the Period
             December 17, 1999 to November 30, 2000 and the Period
          December 17, 1999 (date of Inception) to November 30, 2001

                                                                Nov 30,      Nov 30,     Dec 17, 1999
                                                                 2001         2000      to Nov 30, 2001
                                                                _______      _______    _______________

REVENUES                                                        $    -       $    -         $    -

EXPENSES                                                          10,710       11,613         22,323
                                                                ________     ________        _______

NET LOSS                                                        $(10,710)    $(11,613)      $(22,323)
                                                                ========     =========      =========

NET LOSS PER COMMON SHARE

    Basic                                                       $    -       $    -
                                                                ________     _________

AVERAGE OUTSTANDING SHARES

    Basic                                                      9,028,000     9,002,000
                                                               _________     _________


  The accompanying notes are an integral part of these financial statements.


                           GALAXY INVESTMENTS, INC.
                          (Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period December 17, 1999 (Date of Inception)
                             to November 30, 2001
_____________________________________________________________________________________________________

                                                                           Capital in
                                                       Common Stock        Excess of       Accumulated
                                                   Shares       Amount     Par Value         Deficit
                                                   ______      _______     __________      ___________

Balance December 17, 1999 (date of inception)         -        $     -      $     -        $       -

Issuance of common stock for cash at $0.001     9,000,000        9,000            -                -
   - February, March and June 2000

Issuance of common stock  as payment for
   mineral claims at $.001 - October 11, 2000       2,000            2            -                -

Net operating loss for the period
   December 17, 1999  to November  30, 2000           -            -              -          (11,613)
                                                _________      _______      ________       _________

Balance November 30, 2000                       9,002,000      $ 9,002      $     -          (11,613)

Issuance of common sstock for payment
   of debt at $.25 - April 2001                    26,000           26          6,474            -

Net operating loss for the year ended
   November 30, 2001                                  -            -              -          (10,710)
                                                _________      _______      _________      __________

Balance November 30, 2001                       9,028,000      $ 9,028      $   6,474      $ (22,323)
                                                =========      =======      =========      ==========


  The accompanying notes are an integral part of these financial statements


                           GALAXY INVESTMENTS, INC.
                         (Exploration Stage Company)
                           STATEMENT OF CASH FLOWS
             For the Period Ended November 30, 2001 and the Period
             December 17, 1999 to November 30, 2000 and the Period
          December 17, 1999 (date of Inception) to November 30, 2001
______________________________________________________________________________

                                                                Nov 30,      Nov 30,     Dec 17, 1999
                                                                 2001         2000      to Nov 30, 2001
                                                                _______      _______    _______________
CASH FLOWS FROM
    OPERATING ACTIVITIES

    Net loss                                                    $(10,710)    $ (11,613)     $  (22,323)
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Changes in accounts payable                               1,926         5,515           7,441
         Issuance of common capital stock for expenses               -               2               2
         Issuance of common capital stock for debt                 6,500            -            6,500
                                                                ________     _________      __________

    Net Cash Used in Operations                                   (2,284)       (6,096)         (8,380)
                                                                ________     _________      __________

CASH FLOWS FROM INVESTING ACTIVITIES                                 -             -               -
                                                                ________     _________      __________


CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from issuance of common stock                        -           9,000           9,000
                                                                ________     _________      __________

    Net Increase (Decrease) in Cash                               (2,284)        2,904             620

    Cash at Beginning of Period                                    2,904           -               -
                                                                ________     _________      __________

    Cash at End of Period                                       $    620     $   2,904      $      620
                                                                ========     =========      ==========


NON CASH FLOWS  FROM OPERATING ACTIVITIES

    Issuance of 2,000 common shares for mineral claims expense               $       2
                                                                             _________
    Issuance of 26,000 common shares for payment of debt        $  6,500
                                                                ________


  The accompanying notes are an integral part of these financial statements.

                           GALAXY INVESTMENTS, INC.
                         (Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


1.  ORGANIZATION

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

The Company has completed a private placement offerings of 9,000,000 common shares for $9,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
__________________

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
_______________

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
____________

On November 30, 2001 the Company had a net operating loss carry forward of $22,323. The resulting tax benefit of $6,697 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

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

                           GALAXY INVESTMENTS, INC.
                          (Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalization and Amortization of Mineral Claim Costs
______________________________________________________

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

Environmental Requirements
__________________________

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of the any future cost cannot be made.

Financial Instruments
_____________________

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.  OPTION TO PURCHASE  MINERAL CLAIMS

On July 15, 2000 the Company acquired an option to purchase mineral claims known as "Treadwell #1" Tenure #360,262 located in the Kamloops Mining Division on Cannell Creek, British Columbia. The claims have an expiration date of October 19, 2002.

                           GALAXY INVESTMENTS, INC.
                         (Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)
______________________________________________________________________________

3.  OPTION TO PURCHASE  MINERAL CLAIMS - continued

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The terms of the purchase to vest 100% interest in the claims includes total payments of $40,000, the issuance of 100,000 shares of the Company and by completing work commitments totaling $500,000 on the claims on the dates in the following outline. The property is subject to a royalty of one percent of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production.

Purchase price;
    $ 2,500 cash and 2,000 common shares as initial payment 7,500 cash and 8,000 common shares by July 31, 2002
      10,000 cash and 40,000 common shares by July 31, 2003 20,000 cash and 50,000 common shares by July 31, 2004 work commitments;
    $ 25,000 in work by July 31, 2002
     150,000 in work by July 31, 2003
     150,000 in work by July 31, 2004
     175,000 in work by July 21, 2005

4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 34% of the outstanding common stock.

The Company has accounts payable due related parties of $4,654.

5.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its debt and for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in Galaxy's principal independent accountant or reported disagreements on any matter of accounting principles or procedures or financial statement disclosures during Galaxy's two most recent fiscal years.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name                           Age           Office

Gregory C. Burnett*             40       President/CEO/Director
Terry M. Amisano*               45       Secretary-Treasurer/Director
Kevin R. Hanson*                45       Director

* These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Executive Officers and Directors

GREGORY C. BURNETT. Mr. Burnett has been the President, CEO and Director of the Company from inception to the present. Mr. Burnett is the President of Carob Management Ltd., a private management consulting company. Mr. Burnett is also President of Orko Gold Corporation, a junior gold exploration company listed on the Canadian Venture Exchange. In addition, Mr. Burnett serves on the board of and as a consultant to the following public companies: Pender Capital Corporation, Ocean Ventures Inc., Commercial Consolidators Corp and Camflo Resources Ltd., all listed on the Canadian Venture Exchange. Mr. Burnett obtained a Master of Business Administration Degree in 1986, and a Bachelor of Applied Sciences Degree in Civil Engineering in 1984 from the University of British Columbia.

TERRY M. AMISANO. Mr. Amisano has been the Secretary/Treasurer and Director of the Company from inception to the present. Mr. Amisano has been a Chartered Accountant since 1985 and co-founded Amisano Hanson, Chartered Accountants in 1991. From 1987 to 1990, Mr. Amisano was a sole proprietor in a public accounting practice. From 1984 to 1986, Mr. Amisano was the Controller for M.E. Pritchard Associates Ltd., a privately owned company. Mr. Amisano served as an auditor from the Revenue Canada Taxation in 1983. Mr. Amisano also served as a director of Pender Capital Corp., an Alberta Stock Exchange listed company, from 1993 to 1995.

KEVIN R. HANSON. Mr. Hanson has been a Director of the Company from inception to the present. Mr. Hanson has been a Chartered Accountant since 1983 and co-founded Amisano Hanson, Chartered Accountants in 1991. From 1987 to 1990, Mr. Hanson served as the Controller of several resource companies listed on various stock exchanges, including, Vancouver, Toronto, and NASDAQ. In addition, during this period Mr. Hanson served as Controller of Clark Consulting Services Inc., a management company which provided management services to the aforementioned resources companies. From 1980 to 1987, Mr. Hanson was employed with the accounting firm of Wolrige Mahon & Co., Vancouver, B.C., as an Audit Supervisor.

2.  Promoters

The Company does not have any promoters other than the directors or officers of the Company.

3.  Control Persons

Other than the directors or officers of the Company, which are considered control persons of the Company, there are no persons holding greater than 20% of the issued and outstanding shares of the Company.


ITEM 10.  EXECUTIVE COMPENSATION.

Galaxy as of the fiscal year ended November 30, 2001, did not compensate any of its Officers or Directors for their services. However, Galaxy may during the course of the current year, decide to compensate its Officers for their services and to compensate its Directors for serving on the Company's Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

                 Name and Address of        Amount of Beneficial    Percentage
Title of Class    Beneficial Owner              Ownership (1)        of Class


Common Stock      Terry Amisano                 1,000,000             11.11%
                  7490 Aubrey St.
                  Burnaby, B.C. V5K 1A6

Common Stock      Kevin Hanson                  1,000,000             11.11%
                  3345 Huntleigh Crt.
                  North Vancouver,
                  B.C. V7H 1C9

Common Stock      Greg Burnett                  1,000,000             11.11%
                  903-456 Moberly Road
                  Vancouver, B.C.  V5Z 4L7

Common Stock      Amisano Hanson(2)                26,000              .001%
                  #604-750 West Pender Street
                  Vancouver, BC V6C 2T7

[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

[2] Mr. Terry Amisano and Mr. Kevin Hanson are the principle owners of Amisano
    Hanson and are, therefore, beneficial owners of the 26,000 shares.

[3] No security holder listed above owns any warrants, options or rights.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

Related parties have acquired 34% of the outstanding common stock. Galaxy has accounts payable due related parties of $4,654.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

There have been no Reports filed on Form 8-K for the period.

Exhibits have been previously reported on Form 10-SB.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Investments, Inc.

Date:   February 27, 2002                     By: /s/Gregory D. Burnett
                                                  _____________________
					           Gregory D. Burnett-President