Form 10QSB
period 2002-02-28
GALAXY INVESTMENTS INC
filed 2002-04-12
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2002

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

                         Outstanding at February 28, 2002
                         _________________________________
                                    9,028,000
                         $.001 par value common stock

                           GALAXY INVESTSMENTS, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements............................................... 3

ITEM 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations..........................................11


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................12

ITEM 2. Changes in Securities and Use of Proceeds..........................12

ITEM 3. Defaults Upon Senior Securities....................................12

ITEM 4. Submission of Matters to a Vote of Security Holders................12

ITEM 5. Other Information..................................................12

ITEM 6. Exhibits and Reports on Form 8-K...................................12

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                   February 28, 2002 and November 30, 2001
                   ---------------------------------------

                                    ASSETS
                                    ------

                                               February 28,    November 30,
                                                   2002            2001
                                               ------------    ------------
Current Assets
  Cash                                           $      4       $    620
                                                 --------       --------
Total current assets                             $      4       $    620
                                                 ========       ========

                                  LIABILITIES
                                  ___________

Current Liabilities
  Accounts payable - related parties             $  6,154       $  4,654
Accounts payable                                    2,733          2,787
                                                 --------       --------
  Total current liabilities                         8,887          7,441
                                                 --------       --------



                             STOCKHOLDERS' EQUITY
                             ____________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,028,000 shares issued and
  outstanding                                       9,028          9,028
Capital in excess of par value                      6,474          6,474

Deficit accumulated during the
   exploration stage                             ( 24,385)      ( 22,323)
                                                 ---------      ---------
Total stockholders' deficiency                   (  8,883)      (  6,821)
                                                 ---------      ---------
                                                 $      4       $    620
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
            for the three months ended February 28, 2002 and 2001
 and for the period December 17, 1999 (Date of Inception) to February 28, 2002
 _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                       February 28,   February 28,   February 28

                                           2002           2001          2002
                                       ____________   ____________   ___________

Revenues                               $     -        $     -        $      -

Expenses                                 2,062          2,025          24,385
                                       ------------   ------------   ----------
Net loss                                 2,062          2,025          24,385
                                       ============   ============   ==========



Net loss per common share
  Basic                                $     -        $     -
                                       ============   ============

Average outstanding shares
  Basic                                 9,028,000      9,002,000
                                       ============   ============



                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  for the period December 17, 1999 (Date of Inception) to February 28, 2002
  _____________________________________________________________________________

                                                       Capital in
                                     Common Stock      Excess of    Accumulated
                                     ____________
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)
Issuance of common stock to
  settle debt at $0.25              26,000        26      6,474              -

Operating loss for the year
  ended November 30, 2001                -         -          -     (   10,710)
                                 ---------   -------     ------    ------------
Balance, November 30, 2001       9,028,000   $ 9,028     $6,474    $(   22,323)

Operating loss for the three
  months ended February 28,2002          -         -          -     (    2,062)
                                 ---------   -------     ------    ------------
Balance, February 28, 2002       9,028,000   $ 9,028     $6,474    $(   24,385)
                                 =========   =======     ======    ============


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
           for the three months ended February 28, 2002 and 2001
  and for the period December 17, 1999 (Date of Inception) to February 28, 2002
  _____________________________________________________________________________

                                                                    December 17,
                                                                       1999 to
                                    Three months ended February 28,  February 28

                                           2002           2001          2002
                                       ____________   ____________   ___________

Cash flows from operating activities
  Net loss
                                       $ (  2,062)    $ ( 2,025)     $ ( 24,385)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable                1,446         1,985           8,887
  Issuance of common capital stock
    for expenses                                -             -               2
  Issuance of common capital stock
    to settle debt                              -             -           6,500
                                       ----------     ---------      ----------
Net cash used in operations              (    616)      (    40)       (  8,996)
                                       ----------     ---------      ----------

Cash flows from investing activity              -             -               -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -             -           9,000
                                       ----------     ---------      ----------

Net increase (decrease) in cash          (    616)      (    40)              4

Cash at beginning of period                   620         2,904               -
                                       ----------     ---------      ----------
Cash at end of period                  $        4     $   2,864       $       4
                                       ==========     =========      ==========


Non cash flows from operating activities
Issuance of 2,000 common shares for
  mineral claims expense                        -             -       $       2

Issuance of 26,000 common shares to
  settle debt at $0.25                          -             -           6,500
                                        ---------     ---------      ----------
                                       $        -     $       -       $   6,502
                                       ----------     ---------       ---------


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                              February 28, 2002

Note 1   Interim Financial Statements
         ____________________________

         The accompanying balance sheets of Galaxy Investments, Inc. at February 28, 2002 and November 30, 2001 and the related statements of operations and cash flows for the three and six months ended February 28, 2002 and 2001 and the period December 17, 1999 (Date of Inception) to February 28, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operation results for the quarter ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.


Note 2   Summary Of Significant Accounting Policies
         __________________________________________

         Accounting Methods
         __________________

         The Company recognises income and expenses based on the accrual method of accounting.

         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ____________

         On February 28, 2002 the Company had a net operating loss carry forward of $24,385. The resulting tax benefit of approximately $7,316 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

GALAXY INVESTMENTS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2002 - Page 2

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

         Environmental Requirements
         __________________________

         At the report date, environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

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

Note 3   Option to Purchase Mineral Claims
         _________________________________

         On July 15, 2000 the Company acquired an option to purchase mineral claims known as "Treadwell #1" Tenure #390518 located in the Kamloops Mining Division on Cannell Creek, British Columbia. The claims have an expiration date of October 19, 2002.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

GALAXY INVESTMENTS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2002 - Page 3
_________________

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

         Purchase price;
          $2,500 cash and 2,000 common shares as initial payment
          $7,500 cash and 8,000 free trading common shares by July 31, 2002 $10,000 cash and 40,000 free trading common shares by July 31, 2003 $20,000 cash and 50,000 free trading common shares by July 31, 2004 work commitments;
          $25,000 in work by July 31, 2002
          $150,000 in work by July 31, 2003
          $150,000 in work by July 31, 2004
          $175,000 in work by July 21, 2005

Note 4   Significant Transactions with Related Parties
         _____________________________________________

         Officers and directors have acquired 34% of the outstanding common stock and has accounts payable due to them of $6,154.

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

GALAXY INVESTMENTS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2002 - Page 4
_________________

Note 6   Commitment
         __________

         On February 21, 2002, the Company executed a Letter of Intent Agreement to acquire a Nevada based start-up bio-technology company called Elasticated Adhesive Technologies, Inc. ("EAT") which is focused on the development of proprietary Trans Dermal Drug Delivery Systems.

         The parties to the Agreement plan to execute a Definitive Share Exchange Agreement, whereby the Company is to acquire 100% of the issued and outstanding capital stock of EAT, in exchange for the issuance of 10,000,000 restricted common shares and up to 10,000 preferred common shares of the Company. The Company will also undertake a private placement of equity totalling $2,550,000 in conjunction with the acquisition. The closing of the Definitive Share Exchange Agreement is contingent upon the completion of this private placement.

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

RESULTS OF OPERATION.

Revenues

As of the three month period ended February 28, 2002, the Company generated $0 in revenues as compared to $0 for the three month period ended February 28, 2001.

Operating Expenses

For the three month period ended February 28, 2002, the Company had total operating expenses of $2,062 and $2,025 total operating expenses for the same quarter ended February 28, 2001. The increase in total operating expenses was due to an increase in general and administrative costs.

The Company has an accumulated deficit from December 17, 1999 (date of inception) to February 28 2002 of ($24,385).

Operating Loss

As of the three month period ended February 28, 2002, the Company incurred a net loss of $2,062 as compared to $2,025 for the same period from the previous year. Additionally, as February 28, 2002, the Company had accounts payable due to related parties of $6,154 and current liabilities exceeded its current assets by $8,887.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On February 28, 2002 the Company had a net operating loss carry forward of $24,385. The tax benefit of approximately $7,316 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

Liquidity and Financial Resources

Period from December 17, 1999, to February 28 2002.

From December 17, 1999, the date of incorporation, to February 28, 2002, the Company raised $9,028 through the issuance of 9,028,000 common shares, as follows: from February 2000 to June 2000, the Company issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
         (b)  Form 8-K

         Form 8-K previously filed on April 1, 2002.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Galaxy Investments, Inc.
 (Registrant)


/s/Gregory C. Burnett
__________________________________
Gregory C. Burnett
Director/President

Date:   April 12, 2002