Form 10QSB
period 2002-05-31
GALAXY INVESTMENTS INC
filed 2002-07-10
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2002

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

                          Outstanding at May 31, 2002
                         _________________________________
                                    9,028,000
                         $.001 par value common stock

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

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                      May 31, 2002 and November 30, 2001
                   ---------------------------------------

                                    ASSETS
                                    ------

                                                  May 31,      November 30,
                                                   2002            2001
                                               ------------    ------------
Current Assets
  Cash                                           $      -       $    620
                                                 --------       --------
Total current assets                             $      -       $    620
                                                 ========       ========

                                  LIABILITIES
                                  ___________

Current Liabilities
  Bank Overdraft                                 $     11       $      -
  Accounts payable - related parties                9,814          4,654
Accounts payable                                   14,042          2,787
                                                 --------       --------
  Total current liabilities                        23,867          7,441
                                                 --------       --------



                      STOCKHOLDERS' EQUITY (DEFICIENCY)
                      _________________________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,028,000 shares issued and
  outstanding                                       9,028          9,028
Capital in excess of par value                      6,474          6,474

Deficit accumulated during the
   exploration stage                             ( 39,369)      ( 22,323)
                                                 ---------      ---------
Total stockholders' deficiency                   ( 23,867)      (  6,821)
                                                 ---------      ---------
                                                 $      -       $    620
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
            for the three months ended May 31, 2002 and May 31, 2001
   and for the period December 17, 1999 (Date of Inception) to May 31, 2002
 _____________________________________________________________________________

                                                                           December 17,
                                  Three months            Six months         1999 to
                                  ended May 31,          ended May 31,       May 31,
                                2002        2001       2002        2001       2002
                                ____        ____       ____        ____       ____

Revenues                     $       -   $       -   $       -   $       -  $       -

Expenses                        14,984       2,010      17,046       4,035     39,369
                             ---------   -------     ---------   ---------  ---------
Net loss                     $( 14,984)  $(  2,010)  $( 17,046)  $   4,035  $( 39,369)
                             =========   =========   =========   =========  =========



Net loss per common share
  Basic                      $       -   $       -   $       -   $       -
                             =========   =========   =========   =========

Average outstanding shares
  Basic                      9,028,000   9,002,000   9,028,000   9,002,000
                             =========   =========   =========   =========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
            for the six months ended May 31, 2002 and May 31, 2001
   and for the period December 17, 1999 (Date of Inception) to May 31, 2002
  _____________________________________________________________________________

                                                                    December 17,
                                                                      1999 to
                                        Six months ended May 31,       May 31

                                           2002           2001          2002
                                           ____           ____          ____

Cash flows from operating activities
  Net loss
                                       $ ( 17,076)    $ ( 4,035)     $ ( 39,369)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable               16,415         2,985          23,856
  Issuance of common capital stock
    for expenses                                -             -               2
  Issuance of common capital stock
    to settle debt                              -             -           6,500
                                       ----------     ---------      ----------
Net cash used in operations              (    631)      ( 1,050)       (  9,011)
                                       ----------     ---------      ----------

Cash flows from investing activity              -             -               -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -             -           9,000
                                       ----------     ---------      ----------

Net decrease in cash                     (    631)      ( 1,050)       (     11)

Cash at beginning of period                   620         2,904               -
                                       ----------     ---------      ----------
Cash (bank overdraft)
  at end of period                     $ (     11)    $   1,854       $(     11)
                                       ==========     =========      ==========


Non cash flows from operating activities
Issuance of 2,000 common shares for
  mineral claims expense                        -             -       $       2

Issuance of 26,000 common shares to
  settle debt at $0.25                          -             -           6,500
                                        ---------     ---------      ----------
                                       $        -     $       -       $   6,502
                                       ----------     ---------       ---------


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   for the period December 17, 1999 (Date of Inception) to May 31, 2002
  _____________________________________________________________________________


                                     Common Stock      Capital in
                                     ____________      Excess of    Accumulated
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)
Issuance of common stock to
  settle debt at $0.25              26,000        26      6,474              -

Operating loss for the year
  ended November 30, 2001                -         -          -     (   10,710)
                                 ---------   -------     ------    -----------
Balance, November 30, 2001       9,028,000   $ 9,028     $6,474    $(   22,323)

Operating loss for the six
  months ended may 31,2002               -         -          -     (   17,046)
                                 ---------   -------     ------    -----------
Balance, May 31, 2002            9,028,000   $ 9,028     $6,474    $(   39,369)
                                 =========   =======     ======    ===========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                                 May 31, 2002
                                 ____________

Note 1   Interim Financial Statements
         ____________________________

         The accompanying balance sheets of Galaxy Investments, Inc. at May 31, 2002 and November 30, 2001 and the related statements of operations and cash flows for the three and six months ended May 31, 2002 and 2001 and the period December 17, 1999 (Date of Inception) to May 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operation results for the quarter ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.


Note 2   Summary Of Significant Accounting Policies
         __________________________________________

         Accounting Methods
         __________________

         The Company recognises income and expenses based on the accrual method of accounting.

         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ____________

         On May 31, 2002 the Company had a net operating loss carry forward of $39,369. The resulting tax benefit of approximately $11,811 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

Galaxy Investments, Inc.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2002 - Page 2
____________

Note 2	Summary of Significant Accounting Policies - (cont'd)

         Environmental Requirements
         __________________________

         At the report date, environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments
         _____________________

         The carrying amounts of financial instruments, including cash, bank overdraft, and accounts payable are considered by management to be their estimated fair values.

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

Galaxy Investments, Inc.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2002 - Page 3
____________

Note 3   Option to Purchase Mineral Claims - (cont'd)
         _________________________________

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

Note 4   Significant Transactions with Related Parties
         _____________________________________________

         Officers and directors have acquired 34% of the outstanding common stock and has accounts payable due to them of $9,814.

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

RESULTS OF OPERATION.

Revenues

As of the three month period ended May 31, 2002, Galaxy generated $0 in revenues as compared to $0 for the three month period ended May 31, 2001.

Operating Expenses

For the three month period ended May 31, 2002, Galaxy had total operating expenses of $14,984 and $2,010 total operating expenses for the same quarter ended May 31, 2001. The increase in total operating expenses was due to an increase in legal fees related to the planned acquisition of Elasticated Adhesive Technologies, Inc.

Galaxy has an accumulated deficit from December 17, 1999 (date of inception) to May 31 2002 of ($39,369).

Operating Loss

As of the three month period ended May 31, 2002, Galaxy incurred a net loss of $14,984 as compared to $2,010 for the same period from the previous year. Additionally, as May 31, 2002, Galaxy had accounts payable due to related parties of $9,814 and current liabilities exceeded its current assets by $23,867.

For the six month period ending May 31, 2002, Galaxy experienced a net loss in cash flows from operating activities of ($17,046) as compared to ($4,035) for the same period ended May 31, 2001.

Galaxy does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On May 31, 2002 Galaxy had a net operating loss carry forward of $39,369. The tax benefit of $11,811 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since Galaxy has no operations. The net operating loss will expire in 2023.

Liquidity and Financial Resources

Period from December 17, 1999, to May 31 2002.

From December 17, 1999, the date of incorporation, to May 31, 2002, Galaxy raised $9,028 through the issuance of 9,028,000 common shares, as follows: from February 2000 to June 2000, Galaxy issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
         (b)  Form 8-K

         Form 8-K previously filed on April 1, 2002.
         Form 8-K previously filed on June 19, 2002.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Galaxy Investments, Inc.
 (Registrant)


/s/Gregory C. Burnett
__________________________________
Gregory C. Burnett
Director/President

Date:   July 10, 2002