Form 10QSB
period 2002-08-31
GALAXY INVESTMENTS INC
filed 2002-10-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2002

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

                         Outstanding at August 31, 2002
                         _________________________________
                                    9,028,000
                         $.001 par value common stock

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

ITEM 6. Exhibits and Reports on Form 8-K...................................13

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                            GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                    August 31, 2002 and November 30, 2001
                                  (Unaudited)
                                  ___________

                                    ASSETS
                                    ------
                                               (Unaudited)      (Audited)
                                                August 31,     November 30,
                                                   2002            2001
                                               ------------    ------------
Current Assets
  Cash                                           $      -       $    620
                                                 --------       --------
Total current assets                             $      -       $    620
                                                 ========       ========


                                  LIABILITIES
                                  ___________

Current Liabilities
  Bank overdraft                                 $     26       $      -
  Accounts payable - related parties             $ 11,314          4,654
  Accounts payable                                 25,223          2,787
                                                 --------       --------
  Total current liabilities                      $ 36,563       $  7,441
                                                 --------       --------


                          STOCKHOLDERS' (DEFICIENCY)
                          __________________________

Preferred stock
  25,000,000 shares authorized at $0.001
  par value, none outstanding                           -              -
Common stock
  100,000,000 shares authorized, at $0.001
  par value, 9,028,000 shares issued and
  outstanding                                       9,028          9,028
Capital in excess of par value                      6,474          6,474

Deficit during the exploration stage             ( 52,065)      ( 22,323)
                                                 ---------      ---------
Total stockholders' deficiency                   ( 36,563)      (  6,821)
                                                 ---------      ---------
                                                 $      -       $    620
                                                 =========      ========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
     for the three months and nine months ended August 31, 2002 and 2001 and for the period December 17, 1999 (Date of Inception) to August 31, 2002
                                  (Unaudited)
                                  ___________
                                                                                              December 17,
                                                                                              1999 (Date of
                                                                                              Inception) to
                                       3 months ended August 31,   9 months ended August 31,   August 31,
                                        ______________________      ______________________
                                           2002           2001         2002          2001          2002
                                           ____           ____         ____          ____          _____

Revenues                               $      -      $        -     $        -      $     -       $      -

Expenses                                 12,696           3,640         29,742        7,675         52,065
                                       ------------   ------------   ----------     --------       --------
Net loss                               $(12,696)         (3,640)    $  (29,742)     $(7,675)       (52,065)
                                       ============   ============  ===========     ========       ========



Net loss per common share
  Basic                                $      -       $     -        $       -       $    -
                                       ============   ============   ==========     =========

Average outstanding shares
  Basic                                 9,028,000      9,028,000      9,028,000      9,028,000
                                       ============   ============   ==========     ==========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
             for the nine months ended August 31, 2002 and 2001
  and for the period December 17, 1999 (Date of Inception) to August 31, 2002
                                 (Unaudited)
                                 ___________
                                                                   December 17,
                                                                   1999 (Date
                                                                   of Inception)
                                        9 months ended August 31,  to August 31,
                                           2002           2001          2002
                                           ____           ____          ____

Cash flows from operating activities
  Net loss                             $ ( 29,742)    $ ( 5,215)      $ (19,288)
Adjustment to reconcile net loss
    to net cash provided by operating
    activities
  Change in accounts payable               29,096         4,000           5,121
  Issuance of common capital stock
    for expenses                                -             -               2
                                       ----------     ---------      ----------
Net cash used in operations              (    646)      ( 1,215)        ( 7,665)
                                       ----------     ---------      ----------

Cash flows from investing activity              -       ( 2,500)              -
                                       ----------     ---------      ----------

Cash flows from financing activity
  Proceeds from issuance of stock               -         9,000           9,000
                                       ----------     ---------      ----------

Net decrease in cash                     (    646)        5,285           1,335

Cash at beginning of period                   620             -               -
                                       ----------     ---------      ----------
Cash (bank overdraft) at
   end of period                       $ (     26)    $   5,285       $   1,335
                                       ==========     =========      ==========

Supplementary disclosure of cash
    flow information:

  Cash paid during period for
    interest                           $        -     $       -       $       -
                                       ==========     =========       =========

  Cash paid during period for
    income taxes                       $        -     $       -       $       -
                                       ==========     =========       =========

Non cash flows from operating activities
  Issuance of 2,000 common shares for
    mineral claims expense             $        -             -       $       2

  Issuance of 26,000 common shares to
    settle debt--at $0.25                       -         6,500           6,500
                                        ---------     ---------       ---------
                                       $        -     $   6,500       $   6,502
                                       ==========     =========       =========


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  for the period December 17, 1999 (Date of Inception) to August 31, 2002
                                (Unaudited)
                                ___________

                                                       Capital in
                                     Common Stock      Excess of    Accumulated
                                     ____________
                                   Shares     Amount   Par value      Deficit
                                   ______     ______   _________    ___________

Balance, December 17, 1999
  (Date of Inception)                   -     $    -     $    -     $        -
Issuance of common stock for
  cash at $0.001
February, March and June 2000    9,000,000     9,000          -              -
Issuance of common stock in
  respect of resource property
  acquisition                        2,000         2          -              -

Operating loss for the period
  December 17, 1999 to
  November 30, 2000                      -         -          -     (   11,613)
                                 ---------   -------     ------   ------------
Balance, November 30, 2000       9,002,000     9,002          -     (   11,613)

Issuance of common stock to
  settle debt at - $0.25            26,000        26      6,474              -

Operating loss for the year
  ended November 30, 2001                -         -          -     (   10,710)
                                 ---------   -------     ------    ------------
Balance, November 30, 2001       9,028,000     9,028      6,474     (   22,323)

Operating loss for the
  nine months ended
   August 31, 2002                       -         -          -     (   29,742)
                                 ---------   -------     ------    ------------
Balance, August 31, 2002         9,028,000   $ 9,028     $6,474    $   (52,065)
                                 =========   =======     ======    ============


                            SEE ACCOMPANYING NOTES

                           GALAXY INVESTMENTS, INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                               August 31, 2002


Note 1   Interim Financial Statements
         ____________________________

         The accompanying balance sheets of Galaxy Investments, Inc. at August 31, 2002 and November 30, 2001 and the related statements of operations and cash flows for the three and nine months ended August 31, 2002 and 2001 and the period December 17, 1999 (Date of Inception) to August 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operation results for the quarter ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.


Note 2   Summary Of Significant Accounting Policies
         __________________________________________


         Accounting Methods
         __________________

         The Company recognizes income and expenses based on the accrual method of accounting.


         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends.


         Income Taxes
         ____________

         On August 31, 2002 the Company had a net operating loss carry forward of $52,065. The resulting tax benefit of approximately $15,620 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.


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

Galaxy Investments, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2002
(Unaudited)-Page 2

Note 2   Summary of Significant Accounting Policies - (cont'd)
         _____________________________________________________


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

Galaxy Investments, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2002
(Unaudited)-Page 3

Note 3   Option to Purchase Mineral Claims - (cont'd)
         ____________________________________________

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

         The Company is negotiating extensions to the July 31, 2002 commitment payments.


Note 4   Significant Transactions with Related Parties
         _____________________________________________

         Officers and directors have acquired 34% of the outstanding common stock and has accounts payable due to them of $11,314.

         The Company incurred the following expenditures with a partnership held by directors of the Company:

                                                                    December 17
                                                                   1999 (Date of
                         Three months ended    Nine months ended   Inception) to
                             August 31,           August 31,         August 31,
                            2002    2001        2002     2001          2002
                            ____    ____        ____     ____          ____

         Administrative
            fees        $  1,500  $  1,500  $  4,500  $  4,500      $  15,000
                        ========  ========  ========  ========      =========

         These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties, and are on terms and conditions similar to non-related entities.

Galaxy Investments, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2002
(Unaudited)-Page 4


Note 5   Going Concern
         _____________

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its debt and for its planned activity. Management of the Company has developed a strategy through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

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


RESULTS OF OPERATION.

Revenues

As of the three month period ended August 31, 2002, Galaxy generated $0 in revenues as compared to $0 for the three month period ended August 31, 2001.

Operating Expenses

For the three month period ended August 31, 2002, Galaxy had total operating expenses of $12,696 and $3,640 total operating expenses for the same quarter ended August 31, 2001. The increase in total operating expenses was due to an increase in legal fees related to the planned acquisition of Elasticated Adhesive Technologies, Inc. This planned acquisition will not proceed.

Galaxy has an accumulated deficit from December 17, 1999 (date of inception) to August 31 2002 of ($52,065).

Operating Loss

As of the three month period ended August 31, 2002, Galaxy incurred a net loss of $12,696 as compared to $3,640 for the same period from the previous year. Additionally, as August 31, 2002, Galaxy had accounts payable due to related parties of $11,314 and current liabilities exceeded its current assets by $36,563.

For the nine month period ending August 31, 2002, Galaxy experienced a decrease in cash flows from operating activities of ($646.00) as compared to a decrease of ($1,569) for the same period ended August 31, 2001. Operating loss for the period have been offset by an increase in accounts payable.

Galaxy does not expect any significant changes in the number of its employees within the next 12 months.

Income Taxes

On August 31, 2002 Galaxy had a net operating loss carry forward of $52,065. The tax benefit of $15,620 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since Galaxy has no operations. The net operating loss will expire in 2023.

Liquidity and Financial Resources

Period from December 17, 1999, to August 31 2002.

From December 17, 1999, the date of incorporation, to August 31, 2002, Galaxy raised $9,028 through the issuance of 9,028,000 common shares, as follows: from February 2000 to June 2000, Galaxy issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

Galaxy Investments, Inc.
 (Registrant)


/s/Gregory C. Burnett
_____________________
Gregory C. Burnett
Director/President

Date:  August 11, 2002