Form 10KSB
period 2002-11-30
GALAXY INVESTMENTS INC
filed 2003-03-17
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended November 30, 2002

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                         Commission file number: 0-32237

                            GALAXY INVESTMENTS, INC.
                 (Name of small business issuer in its charter)

            COLORADO                                       98-0347827
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              1001 BRICKELL BAY DRIVE, SUITE 2202, MIAMI, FL 33131
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (305) 373-5725

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,391,910 AS OF FEBRUARY 28, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,235,262 AS OF FEBRUARY 28, 2003

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are in the business of oil and gas exploration and production and are currently acquiring and developing coal bed methane ("CBM") and other unconventional and conventional natural gas properties in Wyoming, Texas and other areas that offer attractive exploitation opportunities for natural gas.

BACKGROUND

         We were incorporated in the State of Colorado on December 17, 1999, to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, and other parts of Canada. On November 1, 2002, we entered into an agreement and plan of reorganization to acquire all of the issued and outstanding capital stock of Dolphin Energy Corporation, a Nevada corporation, for approximately 70% of our outstanding common stock. The acquisition of the Dolphin Energy was completed as of November 13, 2002.

         Upon completion of the transaction, Dolphin Energy became our wholly owned subsidiary. However, since this transaction resulted in the existing stockholders of Dolphin Energy acquiring control of the surviving company, for financial reporting purposes the business combination was accounted for as a reverse acquisition with Dolphin Energy as the acquirer. Accordingly, all financial information presented in this report for periods prior to November 13, 2002 represents the historical information of Dolphin Energy.

         On November 15, 2002, we executed a letter of intent to acquire Pannonian International, Ltd., a Colorado corporation, solely for 2,000,000 shares of our common stock. As of the date of this report, we have extended the letter of intent to April 30, 2003 and are working towards a definitive agreement. See Item 12. Certain Relationships and Related Transactions.

DEVELOPMENT AND ACQUISITION CAPITAL EXPENDITURES

         During the fiscal year ended November 30, 2002, we incurred $873,797 in identifying and acquiring petroleum and natural gas leases and prospect rights.

PRINCIPAL PRODUCTS

         We conduct exploration activities to locate natural gas and crude petroleum. Should we commence production of these products, we anticipate that generally they will be sold at the wellhead to purchasers in the immediate area where the products are produced. We expect that the principal markets for oil and gas will be refineries and transmission companies that have facilities near our producing properties.

COMPETITION

         Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

         Our operations are subject to various levels of government controls and regulations in the United States and internationally.

         UNITED STATES REGULATION. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

         We consider the cost of environmental protection a necessary and manageable part of our business. We believe we will be able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

         EXPLORATION AND PRODUCTION. Our United States operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells;
maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

         ENVIRONMENTAL AND OCCUPATIONAL REGULATIONS. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect our existing and proposed exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase our overall operating expenses. We plan to maintain levels of insurance customary in the industry to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, we do not intend to maintain 100% coverage concerning any environmental claim, and we do not intend to maintain any coverage with respect to any penalty or fine required to be paid by us because of our violation of any federal, state or local law. We are committed to meeting our responsibilities to protect the environment wherever we operate and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters. We consider the cost of environmental protection a necessary and manageable part of our business. We believe we will be able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

         We are also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, we are unable to predict with any reasonable degree of certainty our future costs of complying with these laws and regulations. We consider the cost of occupational safety and health a necessary and manageable part of our business. We believe we will be able to plan for and comply with new occupational safety and health initiatives without materially altering our operating strategies.

         INTERNATIONAL REGULATION. The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, government agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. The following are significant areas of regulation.

         EXPLORATION AND PRODUCTION. Pannonian's oil and gas concessions and permits are granted by host governments and administered by various foreign government agencies. Such foreign governments require compliance with detailed regulations and orders which regulate, among other matters, drilling and operations on areas covered by concessions and permits and calculation and disbursement of royalty payments, taxes and minimum investments to the government.

         Regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Pannonian's operations are also subject to regulations, which may limit the number of wells or the locations at which Pannonian can drill.

         ENVIRONMENTAL REGULATIONS. Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Pannonian's exploration, development, processing and production operations and the costs attendant thereto. In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct drilling or construction activities. Such regulations also typically include requirements to develop emergency response plans, waste management plans, and spill contingency plans. In some countries, the application of worldwide standards, such as ISO 14000 governing Environmental Management Systems, are required to be implemented for international oil and gas operations.

EMPLOYEES

         As of February 28, 2003, we had a total of 4 full time employees and no part-time employees. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS ASSETS

         POWDER RIVER BASIN - WYOMING. On August 28, 2002, we acquired undeveloped oil and gas leases covering 1,440 gross acres in Sheridan County, Wyoming, subject to a 15% net profits interest. We paid $36,000 and must pay $396,000 by August 28, 2003. If we fail to pay by that date, the leases will be transferred back to the seller. The leases are being held in escrow pending receipt of our payment.

         Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitles us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Lieter, Wyoming. The project area is 20 to 30 miles west of the main north-south CBM fairway in Campbell County, Wyoming, and is approximately 9 miles west of the nearest established CBM production. Most of our acreage positioned along roads and pipelines. There is 20-inch gas transmission line crossing our leased property, and U.S. Highway 14 runs through the project area and provides year-round access.

         Six producible coal seams have been identified throughout the lease area, which range from 10 feet to 35 feet in thickness and with depths of 600 to 3,200 feet below the surface. The primary targets are coal beds in the Fort Union Formation. Drilling depths range from 2,100 to 2,500 feet. The Fort Union Formation is expected to have about 130 feet of aggregate coal separated into 8 to 12 widely spaced beds. The coals are widespread and have a nearly continuous distribution. They are expected to contain substantial gas saturation with actual gas production dependent on successful completion technology and dewatering of the gas bearing zones.

         Our goal is to start a continuous drilling program into the potential productive seams and to maintain and develop the Lieter field as long as it produced marketable quantities of gas. We have determined that the initial target will be the Pawnee seam. This thickness of this seam varies from 20 to 30 feet at a depth of 1,800 feet. Other candidates include the Anderson Formation with a thickness of 20 to 25 feet at a depth of 600 feet below the surface. These wells have been targeted as they are the least expensive to produce and have manageable amounts of water and the highest quantities of gas.

         To acquire the leases to this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We must pay $1,650,000 by May 15, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by May 15, 2003, and drill at least 25 pilot wells by October 1, 2003. We may also acquire a 100% interest in five natural gas wells, for $500,000, by May 15, 2003.

         Effective October 1, 2002, we entered into a Coal Bed Methane Participation Agreement with Horizon Exploitation, Inc., a Colorado corporation ("Horizon"), which provides funding for the development of our Pioneer leasehold interests and establishes an area of mutual interests in the Powder River Basin located in Wyoming and Montana for future projects on the same terms as described below.

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and also includes the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before May 15, 2003. The estimated AFE cost per well is $150,000

         We earn an initial 15% carried interest in all wells drilled and purchased. We also have an option to purchase additional working interest from Horizon at Horizon's initial well cost. After the completion of a 30-well pilot program, we can purchase an additional 25% working interest in each of the wells at Horizon's initial well and land cost. An additional 25% can be purchased on the same terms from Horizon within two years after the completion of the pilot program.

         Horizon Exploitation is a Colorado corporation and the general partner of a German-based fund, the Horizon Exploitation Fund GmbH & Co. KG, managed by Rhein Investors AG in Basil, Switzerland.

         TRAWICK FIELD - EAST TEXAS. As of November 30, 2002, we have paid-up leases covering approximately 2,452 acres in the Trawick Field, located in Rusk and Nacogdoches Counties, Texas. Leases covering 637.5 acres are for a three-year term expiring in 2005, while the remaining leases are for a five-year term expiring in 2007. With the exception of one lease with an 18.75% interest covering 67 acres, all of the leases provide for a 16.67% overriding royalty interest to the landowner.

         All of the leases are held by either Harbor Petroleum, LLC or Florida Energy, Inc. on behalf of Dolphin Energy Corporation and Dolphin is responsible for payment of all of the acquisition costs and maintenance costs of the leases. Both Harbor Petroleum, LLC and Florida Energy, Inc. are related parties. See
Item 12. Certain Relationships and Related Transactions. Dolphin Energy owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy. However, with respect to 400 contiguous acres to be designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin Energy has agreed to pay Florida Energy a bonus of $50,000 for identifying this lease play.

         Dolphin Energy has agreed that the geological and geophysical information acquired by our operations on this acreage shall belong to Dolphin as well as Harbor Petroleum and Florida Energy. Dolphin has also agreed that Harbor Petroleum shall be the operator for and shall have full control of all operations conducted with respect to this acreage; provided, however, that Dolphin or its nominee shall have the right to be named operator if and when the leases are assigned to Dolphin or its nominee.

         JIU VALLEY - ROMANIA. Pannonian International has a concession agreement covering 21,538 gross acres for a term of 30 years in the Jiu Valley Coal Basin, Romania. This acreage contains up to 18 coal seams with a cumulative thickness up to 52 meters at depths of 985 to 3,280 feet. The main target seam averages 22 meters in thickness in the concession area. The concession from the Romanian government was issued October 22, 2002. During the first five years of the concession, the concession holder is required to expend a specified amount for exploratory work. If that specified amount is not spent, the concession holder must pay that amount to the Romanian government. If no payment is made, the concession is cancelled. Pannonian's minimum exploration expenditure commitments are as follows:

           o        $2,000 by October 21, 2003
           o        $2,000 by October 21, 2004
           o        $252,000 by October 21, 2005
           o        $182, 000 by October 21, 2006
           o        $182,000 by October 21, 2007

Pannonian has already spent in excess of $6,000, thereby satisfying its requirements for the first two years.

         If funds are available, Pannonian would like to drill a well in August or September 2003, as Pannonian management believes that it has a drillsite in close proximity to where an earlier well has blown out methane. Pannonian estimates that it would cost approximately $475,000 to test and complete a well as a producing well. If Pannonian could drill a successful producing well, it could then attract the necessary capital to drill other offset development wells.

         The property is subject to a royalty interest of approximately 7-1/2% to the Romanian government and 2-1/2% to the coal mining company.

UNDEVELOPED ACREAGE

         The following table sets forth the undeveloped leasehold acreage, by area, held by us as of November 30, 2002. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which we have a working interest. Net acres are the sum of our fractional interests owned in the gross acres. In certain leases, our ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

  -------------------------------------------------------------------------
                                   GROSS                          NET
  -------------------------------------------------------------------------
  Wyoming (1)                      1,440 (2)                     1,440
  -------------------------------------------------------------------------
  East Texas                       2,452                         2,452
  -------------------------------------------------------------------------
  Romania                         21,538 (3)                    21,538
  -------------------------------------------------------------------------
  Total acres                     25,430                        25,430
  -------------------------------------------------------------------------
  ----------------
   (1) Does not include the 15,657 acres acquired in January 2003. See Item 2. Description of Property.
   (2) If we do not make a payment of $396,000 by August 28, 2003, we will lose our rights to this property.
   (3)   Approximately 13,715 acres have 5 meters or more of coal under it.

DRILLING ACTIVITY

         We had no drilling activity during the year ended November 30, 2002.

PRESENT ACTIVITIES

         We are not presently conducting any drilling operations. We are continuing to evaluate and may acquire leases in the Powder River Basin and Trawick Field. If Horizon is able to secure sufficient funding, we will conduct drilling operations in the Powder River Basin. If Horizon does not participate in our coal bed methane project, we will have to obtain the capital necessary to engage in a drilling program. We cannot assure you that we will be able to do so.

OFFICE SPACE

         Our principal executive offices are located at 1001 Brickell Bay Drive, Suite 2202, Miami, Florida 33131, where we lease approximately 1,300 square feet of space on a lease expiring June 30, 2005.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") under the symbol "GAXI" since December 10, 2001. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                      HIGH BID         LOW BID

         February 28, 2002......................    $   --           $   --
         May 31, 2002...........................    $   1.00         $   0.56
         August 31, 2002........................    $   1.25         $   0.55
         November 30, 2002......................    $   1.51         $   0.78
         February 28, 2003......................    $   1.47         $   1.03

         On February 28 , 2003, the closing price for the common stock was $1.23.

         As of March 12, 2003, there were 54 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

         As of November 13, 2002, we issued 20,997,058 shares of our common stock to the shareholders of Dolphin Energy Corporation to acquire that company. We relied upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, since there were no more than 35 non-accredited investors involved in the transaction.

         As of November 30, 2002, we did not have any equity compensation plans.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Effective November 13, 2002 an arrangement was completed between Galaxy Investments and Dolphin Energy Corporation, a Nevada corporation, whereby the shareholders of Dolphin Energy exchanged all of their common shares for 20,997,058 shares of Galaxy's common stock.

         Following the acquisition the former shareholders of Dolphin Energy held a majority of our total issued and outstanding common shares; Dolphin Energy was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Galaxy have been recorded at their fair market values and operating results have been included in our financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

OIL AND GAS PROPERTIES

         We follow the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

         Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At November 30, 2002, there were no reserves. Costs of oil and gas properties are considered unevaluated at November 30, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS.

         Our long-lived assets include property and equipment. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates change in the future we may be required to record impairment charges against these respective assets.

STOCK BASED COMPENSATION.

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No.123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

RESULTS OF OPERATIONS

         Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the period from inception to November 30, 2002, we incurred operating expenses of $1,140,066, primarily for contract services - Resource Venture Management ($692,500), consulting fees and payroll ($125,265), legal fees ($103,314), and travel and entertainment ($102,479). We expect operating expenses to continue at that level due to our current activities.

LIQUIDITY AND CAPITAL RESOURCES

         At  November  30,  2002,  we  had  a  working  capital   deficiency  of
$1,012,916. Of this amount, $396,000 is a property purchase payable due on or before August 28, 2003, and $233,204 is an account payable to a related party.

         Since inception, we have funded our activities through the sale of our common stock, raising $850,500 through the period ended November 30, 2002. We used cash of $432,478 for our operating activities and $376,702 for our investing activities. Most of our investing activities were additions to our oil and gas properties ($351,883).

         The report of our independent auditor on the financial statements for the period ended November 30, 2002, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to obtain additional capital through the sale of our common stock or other securities. Ultimately, we need to generate revenues and attain profitable operations.

PLAN OF OPERATION

         Since the end of the fiscal year, we have addressed our working capital deficiency. From December 1, 2002 through February 28, 2003, we raised $887,000 through the sale of our common stock. These proceeds have been used for ongoing operations and to pay accrued trade payables. We are also negotiating with some of our creditors to convert their debt into equity. As of February 28, 2003, Resource Venture Management, a related party, has agreed to convert its outstanding debt of $233,204, plus management fees for the three months ended February 28, 2003 in the amount of $90,000, to 323,204 restricted shares of our common stock.

         Our plan of operation currently depends upon the ability of Horizon to fund the proposed 30-well pilot program. If Horizon is unable to do so, we will need to raise the capital through the sale of our debt and/or equity securities. We cannot assure you that we will be successful in this effort.

         In addition to our obligations under the Pioneer lease acquisition and drilling agreement, we are obligated to pay $396,000 by August 28, 2003 for our leases in Sheridan County, Wyoming.

         We plan to acquire Pannonian International by April 30, 2003. While the acquisition is to be implemented through the issuance of our common stock, we anticipate that we will need approximately $200,000 of cash during the remainder of the fiscal year ending November 30, 2003, to satisfy Pannonian's trade payables in the ordinary course of business and cover the additional overhead. Pannonian currently has 2 employees and an office in Denver, Colorado.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 15, 2002, our directors approved the election of Wheeler Wasoff, P.C. to audit the financial statements for the fiscal year ended November 30, 2002. Our board of directors recommended Wheeler Wasoff, P.C. because that firm is the existing certifying accountant for Dolphin Energy Corporation, which is now the accounting survivor due to the acquisition described in Item 1. Description of Business above. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Wheeler Wasoff, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         Andersen Andersen & Strong, L.C. had audited our financial statements for the fiscal year ended November 30, 2001. The report of Andersen Andersen & Strong, L.C. did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period, there were no disagreements with Andersen Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Andersen Andersen & Strong, L.C., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our executive officers and directors are:

     NAME                            AGE     POSITION
     ----                            ---     --------
     Marc E. Bruner                   30     President and Director
     Carmen Lotito                    58     Chief Financial Officer, Treasurer
                                             and Director
     A. Shane Bruner                  24     Secretary
     Dr. James M. Edwards             58     Director
     Thomas G. Fails                  75     Director
     Cecil D. Gritz                   59     Director
     Chris D. Wright                  45     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

MARC E. BRUNER, PRESIDENT AND DIRECTOR

         Marc E. Bruner became our President and director upon the acquisition of Dolphin Energy in November 2002. He has served as president of Dolphin Energy since June 2002. From September 1999 to June 2002], he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm. He was a senior account executive for J.B. Oxford & Co., a national securities firm, from February 1997 to January 1999; and an account executive for GKN Securities, Boca Raton, Florida, from June 1996 to November 1996. Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame.

CARMEN LOTITO, CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

         Carmen Lotito became our Chief Financial Officer, Treasurer and director upon the acquisition of Dolphin Energy in November 2002. He has been a director and the chairman of the audit and compensation committees of Gasco Energy, Inc., a publicly-traded natural gas and petroleum exploitation and development company based in Englewood, Colorado, since April 2001. He served as vice president, chief financial officer and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. He has also been a member of Equistar Capital LLC, an investment banking firm located in Salt Lake City, Utah, since December 1999. From July 1998 to October 1999, Mr. Lotito served as director of marketing and business development for Impact Web Development, Salt Lake City, Utah. Prior to joining Coriko from Utah Clay Technology, Inc., Mr. Lotito was self-employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager, where he developed product lines, which grossed $50 million over a period of two years. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California. Mr. Lotito is the stepfather of Marc
E. Bruner and A. Shane Bruner.

A. SHANE BRUNER, SECRETARY

         A. Shane Bruner became our Secretary upon the acquisition of Dolphin Energy in November 2002. He has had various experiences with different phases of the oil and gas business throughout his life. Mr. Bruner holds a bachelor's degree from the University of Miami. A. Shane Bruner is the brother of Marc E. Bruner.

DR. JAMES M. EDWARDS, DIRECTOR

         Dr. James M. Edwards became a director upon the acquisition of Dolphin Energy in November 2002. He has been actively involved in international oil and gas exploration and exploitation for more than 27 years. He has participated in oil and gas discoveries in Australia, Columbia, Equatorial Guinea, France, Norway, Trinidad,

Thailand, the United Kingdom, and the United States. Dr. Edwards previously worked as chief geologist for Triton Energy Corporation. While with Triton, he participated in the discovery efforts of the Cusiana/Cupiagua Field Complex, Columbia. Since June 1991, he has been the president of Equinox Energy Corp., an oil and gas consulting company located in Dallas, Texas. Dr. Edwards holds advanced degrees in geology, including a Master of Science from the University of Georgia and a Ph.D. from Rice University.

THOMAS G. FAILS, DIRECTOR

         Thomas G.  Fails  became a  director  upon the  acquisition  of Dolphin
Energy in November 2002. Thomas G. Fails' career spans four decades in the oil and gas industry. Mr. Fails has worked as a senior geologist for Shell Oil Company and numerous other international oil and gas exploration and exploitation companies. He is a past president of the American Institute of Professional Geologists. Since January 1997, Mr. Fails has been self-employed as an independent petroleum geologist and consultant. Mr. Fails has also been the president of Pannonian International, Ltd. since its inception in January 2000. Pannonian International is a coal bed methane development company with properties in Europe and Australia. Mr. Fails holds advanced degrees from Colorado School of Mines and Columbia University, and is a certified petroleum geologist and certified professional geologist.

CECIL D. GRITZ

         Cecil D. Gritz has worked in the oil and gas industry for more than three decades and holds advanced degrees in petroleum engineering and is a graduate of the Colorado School of Mines. Mr. Gritz worked as an engineer in various capacities for Shell Oil Company from June 1966 to August 1973. After leaving Shell Oil Company, he worked as a drilling and production manager, president of a drilling company, and petroleum engineer for companies in Denver, Colorado. He was the vice president of engineering and operations for Vista Resources, Inc., Denver, Colorado, from July 1977 to September 1982, and the drilling and production manager for Trend Exploration Limited, Denver, Colorado, from September 1982 to September 1986. He provided consulting services as a petroleum engineer and project manager for David Schlachter in Dallas, Texas, from September 1986 to March 1988, and was vice president of operations for Dantex Oil & Gas, Inc., Dallas, Texas, from March 1988 to August 1993. Mr. Gritz has been a manager and consulting petroleum engineer for Harbor Petroleum, LLC in Granbury, Texas, since August 1993.

CHRIS D. WRIGHT

         Chris D. Wright founded one of Canada's most successful junior oil and gas producers, Velvet Exploration Ltd. Mr. Wright currently sits as a director of a group of private and public companies and operates an investment banking firm. Mr. Wright holds a law degree from the University of Victoria.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         Our audit, compensation, and executive committees of our board of directors are comprised as follows:
           o  Audit Committee - Chris Wright, Cecil Gritz, and James Edwards
           o Compensation Committee - Carmen Lotito, James Edwards, and Chris Wright
           o  Executive Committee - Marc Bruner, Chris Wright, and James Edwards

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------
REPORTING PERSON                 DATE REPORT DUE             DATE REPORT FILED
--------------------------------------------------------------------------------
Marc E. Bruner                 Form 3 due 11/23/02               12/27/02
--------------------------------------------------------------------------------
Carmen Lotito                  Form 3 due 11/23/02               12/24/02
--------------------------------------------------------------------------------
A. Shane Bruner                Form 3 due 11/23/02               01/02/03
--------------------------------------------------------------------------------
James M. Edwards               Form 3 due 11/23/02               01/06/03
--------------------------------------------------------------------------------
Thomas G. Fails                Form 3 due 11/23/02               01/02/03
--------------------------------------------------------------------------------
Cecil D. Gritz                 Form 3 due 11/23/02               12/27/02
--------------------------------------------------------------------------------
Chris D. Wright                Form 3 due 11/23/02               01/06/03
--------------------------------------------------------------------------------
Marc A. Bruner                 Form 3 due 11/23/02               12/23/02
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers for the last three completed fiscal years.

                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------


                                                                          LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS            PAYOUTS
                    -------------------------------------------------------------------------------------
                                                       OTHER        RESTRICTED   SECURITIES
    NAME AND                                           ANNUAL         STOCK      UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                         COMPENSA-      AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)    TION($)          ($)       SARS (#)        ($)        TION($)
---------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner     2002     $47,000         -0-          -0-          -0-          -0-           -0-          -0-
  President (1)<F1>
---------------------------------------------------------------------------------------------------------------------
   Gregory C.       2002        -0-          -0-          -0-          -0-          -0-           -0-          -0-
     Burnett        2001        -0-          -0-          -0-          -0-          -0-           -0-          -0-
  President (2)<F2> 2000        -0-          -0-          -0-          -0-          -0-           -0-          -0-
---------------------------------------------------------------------------------------------------------------------
----------------

(1)<F1> Mr. Bruner has been the President from November 13, 2002. The salary shown above includes consulting fees paid to Mr. Bruner.
(2)<F2>     Mr. Burnett was the President from December 17, 1999 to November 13,
            2002.

         There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of February 28, 2003:

--------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL           AMOUNT AND NATURE OF        PERCENT OF
OWNER (1)                                BENEFICIAL OWNERSHIP         CLASS (2)
--------------------------------------------------------------------------------
Marc A. Bruner                               11,721,734 (3)             37.5%
29 Blauenweg
Metzerlen, Switzerland 4116
--------------------------------------------------------------------------------
Resource Venture Management                   5,221,734                 16.7%
29 Blauenweg
Metzerlen, Switzerland 4116
--------------------------------------------------------------------------------
Bruner Group, LLP                             4,500,000                 14.4%
1775 Sherman Street #1375
Denver, Colorado 80203
--------------------------------------------------------------------------------
Marc E. Bruner                                1,500,000                  4.8%
1001 Brickell Bay Drive #2202
Miami, Florida 33131
--------------------------------------------------------------------------------
Alan Shane Bruner                             1,500,000                  4.8%
1001 Brickell Bay Drive #2202
Miami, Florida 33131
--------------------------------------------------------------------------------
Carmen Lotito                                 1,000,000                  3.2%
9 Exchange Place, Suite 1113
Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
Dr. James Edwards
184 Classen Drive                                 0                       --
Dallas, Texas 75218
--------------------------------------------------------------------------------
Thomas G. Fails
4101 E. Louisiana Avenue, Suite 412               0                       --
Denver, Colorado 80246
--------------------------------------------------------------------------------
Cecil D. Gritz
602 South Harbor Court                            0                       --
Granbury, Texas 76048
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL           AMOUNT AND NATURE OF        PERCENT OF
OWNER (1)                                BENEFICIAL OWNERSHIP         CLASS (2)
--------------------------------------------------------------------------------
Chris D. Wright
#1320 - 925 West Georgia Street                   0                       --
Vancouver, British Columbia, Canada V6C 3L2
--------------------------------------------------------------------------------

All officers and directors as a group         4,000,000                  12.8%
(7 persons)
--------------------------------------------------------------------------------
----------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 31,235,262 shares of Common Stock outstanding as of February 28, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from February 28, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Included in Mr. Bruner's share ownership are shares owned of record by Resource Venture Management and Bruner Family Trust. Mr. Bruner is a control person of both these entities.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         RESOURCE VENTURE MANAGEMENT. At November 30, 2002, we owed Resource Venture Management $233,204. We have agreed to pay Resource Venture Management a total of $692,500 for monthly management fees of $162,000 through November 30, 2002, for finding oil and gas projects in Wyoming ($100,000), for reimbursement of costs and expenses ($230,500), and for services rendered ($200,000), which were paid by issuing 4,000,000 shares of our common stock. As of February 28, 2003, Resource Venture Management agreed to convert its outstanding debt of $233,204, plus management fees for the three months ended February 28, 2003 in the amount of $90,000, to 323,204 shares of our common stock.

         We have agreed to enter into a consulting agreement with Resource Venture Management to provide future consulting services for a fee of up to $30,000 per month. Resource Venture Management is one of our principal shareholders and is controlled by Marc A. Bruner, who is also one of our principal shareholders. Marc A. Bruner is the father of Marc E. Bruner and A. Shane Bruner, who are serve as our officers and directors.

         PANNONIAN  INTERNATIONAL,  LTD. On  November  15,  2002,  we executed a letter of intent to acquire Pannonian International, Ltd., a Colorado corporation, solely for 2,000,000 shares of our common stock. Thomas G. Fails became one of our directors on November 13, 2002. Mr. Fails is the president and a director of Pannonian International, Ltd.

         As of November 30, 2002, Pannonian International owed us $25,000 for an advance made in contemplation of the acquisition transaction.

         HARBOR PETROLEUM, LLC AND FLORIDA ENERGY, INC. From May 2002 through the present, Dolphin Energy has advanced funds to Harbor Petroleum, LLC for the purposes of acquiring oil, gas and mineral interest leases in Rusk and Nacogdoches Counties, Texas. As of November 30, 2002, leases covering approximately 2,452 acres had been acquired. While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases are held on behalf of Dolphin Energy. Harbor Petroleum is 50%-owned and managed by Cecil Gritz, one of our directors. Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner and A. Shane Bruner, our officers and directors.

         An agreement dated March 6, 2003 confirms that Dolphin is responsible for payment of all of the acquisition costs and maintenance costs of the leases. Dolphin Energy owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy. However, with respect to 400 contiguous acres to be designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin Energy has agreed to pay Florida Energy a bonus of $50,000 for identifying this lease play. This bonus obligation is evidenced by a promissory note due March 7, 2004 and bears interest at the annual rate of 7-1/2%.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                                 EXHIBIT
--------------------------------------------------------------------------------
    2.1        Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition
               Corporation and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
    2.1        Agreement and Plan of Reorganization dated as of November 1,
               2002, by and among Galaxy Investments, Inc., Dolphin Acquisition
               Corporation, and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation (2)
--------------------------------------------------------------------------------
    3.2        Bylaws (2)
--------------------------------------------------------------------------------
   10.1        Escrow Instructions and Agreement dated as of August 28, 2002
--------------------------------------------------------------------------------
   10.2        Lease Acquisition and Drilling Agreement dated as of September
               30, 2002, as amended
--------------------------------------------------------------------------------
   10.3        Coal Bed Methane Participation Agreement dated as of October 1,
               2002, as amended
--------------------------------------------------------------------------------
   10.4        Letter agreement among Dolphin Energy Corporation, Harbor
               Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
--------------------------------------------------------------------------------
    21         Subsidiaries of the registrant
--------------------------------------------------------------------------------
   99.1        Certification of Principal Executive Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
   99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002
--------------------------------------------------------------------------------

--------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.

         Reports on Form 8-K: A report on Form 8-K dated November 13, 2002 was filed on December 6, 2002, reporting, under Items 1, 2, 4, and 5, the acquisition of Dolphin Energy Corporation. Financial statements of Dolphin Energy Corporation and pro forma financial statements were filed with the report.


ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GALAXY INVESTMENTS, INC.



Date:  March 13, 2003                      By:      /s/ MARC E. BRUNER
                                              ----------------------------------
                                              Marc E. Bruner, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                       DATE


                                President and Director
/s/ MARC E. BRUNER              (Principal Executive Officer)    March 13, 2003
------------------------------
Marc E. Bruner



                                Chief Financial Officer,
/s/ CARMEN LOTITO               Treasurer and Director           March 13, 2003
------------------------------
Carmen Lotito



/s/ JAMES M. EDWARDS            Director                         March 14, 2003
------------------------------
Dr. James M. Edwards



/s/ THOMAS G. FAILS             Director                         March 13, 2003
------------------------------
Thomas G. Fails



/s/ CECIL D. GRITZ              Director                         March 13, 2003
------------------------------
Cecil D. Gritz



/s/ CHRIS D. WRIGHT             Director                         March 14, 2003
------------------------------
Chris D. Wright

                                  CERTIFICATION

I, Marc E. Bruner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Galaxy Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)    presented   in   this   annual  report  our  conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003


                                       /s/ MARC E. BRUNER
                                       -----------------------------------------
                                       Marc E. Bruner, President
                                       (principal executive officer)

                                  CERTIFICATION

I, Carmen Lotito, certify that:

1. I have reviewed this annual report on Form 10-KSB of Galaxy Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in   this   annual   report   our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003

                                     /s/ CARMEN LOTITO
                                     -------------------------------------------
                                     Carmen Lotito, Chief Financial Officer

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      PERIOD FROM INCEPTION (JUNE 18, 2002)
                              TO NOVEMBER 30, 2002

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Independent Auditor's Report                                                 F-2

Consolidated Balance Sheet
   November 30, 2002                                                         F-3

Consolidated Statement of Operations
  Period from Inception (June 18, 2002) to November 30, 2002                 F-4

Consolidated Statement of Stockholders' (Deficit)
  Period from Inception (June 18, 2002) to November 30, 2002                 F-5

Consolidated Statement of Cash Flows                                         F-6
  Period from Inception (June 18, 2002) to November 30, 2002

Notes to Consolidated Financial Statements                            F-7 - F-15

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
Galaxy Investments, Inc.


We have audited the accompanying consolidated balance sheet of Galaxy Investments, Inc. (a development stage company) as of November 30, 2002, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the period from inception (June 18, 2002) to November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Investments, Inc. as of November 30, 2002, and the results of its operations and its cash flows for the period from inception (June 18, 2002) to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not commenced principal operations and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    /s/ WHEELER WASOFF, P.C.

                                    Wheeler Wasoff, P.C.


Denver, Colorado
March 6, 2003

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    41,320
                                                                     -----------

      Total Current Assets                                               41,320
                                                                     -----------

UNDEVELOPED OIL & GAS PROPERTIES                                        873,797
                                                                     -----------

FURNITURE AND EQUIPMENT                                                   3,247
                                                                     -----------

OTHER ASSETS
   Due from Pannonian International Ltd.                                 25,000
   Other                                                                 10,975
                                                                     -----------

                                                                         35,975
                                                                     -----------
TOTAL ASSETS                                                        $   954,339
                                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                         $   425,032
   Accounts payable - related (Note 5)                                  233,204
   Property purchase payable (Note 3)                                   396,000
                                                                     -----------

      Total Current Liabilities                                       1,054,236
                                                                     -----------

NOTE PAYABLE (NOTE 9)                                                    50,000
                                                                     -----------

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 8)

STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.001 par value
      Authorized - 25,000,000 shares
      Issued - none
   Common stock, $.001 par value
      Authorized - 100,000,000 shares
      Issued and outstanding - 30,025,058 shares                         30,025
   Capital in excess of par value                                       960,144
   (Deficit) accumulated during the development stage                (1,140,066)
                                                                     -----------

      Total Stockholders' (Deficit)                                    (149,897)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $  954,339
                                                                      ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
           PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002






REVENUE                                              $          -
                                                      ------------

OPERATING EXPENSES
   General and administrative expenses (Note 5)         1,140,066
                                                      ------------

NET (LOSS)                                           $ (1,140,066)
                                                      ============

NET (LOSS) PER COMMON SHARE - BASIC & DILUTED        $     (  .04)
                                                      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                     27,837,822
                                                      ============













       The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002


                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                       CAPITAL IN          DURING THE
                                                                 COMMON STOCK           EXCESS OF          DEVELOPMENT
                                                             SHARES        AMOUNT       PAR VALUE             STAGE

BALANCE, JUNE 18, 2002 (INCEPTION)                                -      $     -       $       -          $          -

   Issuance of common stock for
    services at $.05 per share                            4,000,000        4,000         196,000                     -
   Sale of common stock for cash at:
    $.001 per share                                      11,500,000       11,500               -                     -
    $.02 per share                                          500,000          500           9,500                     -
    $.05 per share                                        3,000,000        3,000         147,000                     -
    $.34 per share                                        1,997,058        1,997         677,003                     -
   Recapitalization of shares
    issued prior to merger                                9,028,000        9,028         (69,359)                    -
   Net (loss)                                                     -            -               -            (1,140,066)
                                                         ----------      -------       ----------         -------------

BALANCE, NOVEMBER 30, 2002                               30,025,058      $30,025       $ 960,144          $ (1,140,066)
                                                         ==========      =======       ==========         =============





        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                         $ (1,140,066)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
      Stock for services                                                200,000
Changes in assets and liabilities
   Increase in accounts payable - trade                                 284,344
   Increase in accounts payable - related                               233,204
   Other                                                                 (9,960)
                                                                    ------------

Net cash (used) by operating activities                                (432,478)
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                                 (351,883)
   Purchase of furniture and equipment                                   (2,793)
   Advance to affiliate                                                 (25,000)
   Cash received upon recapitalization and merger                         2,974
                                                                    ------------

Net cash (used) by investing activities                                (376,702)
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                   850,500
                                                                    ------------

Net cash provided by financing activities                               850,500
                                                                    ------------

NET INCREASE IN CASH                                                     41,320

CASH, BEGINNING OF PERIOD                                                     -
                                                                    ------------

CASH, END OF PERIOD                                                $     41,320
                                                                    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

   Debt incurred for oil and gas properties                        $    446,000
                                                                    ============

   Stock issued for services                                       $    200,000
                                                                    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

         Galaxy Investments, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. The Company is a public company that had no operations. On November 13, 2002, the Company completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. Dolphin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards
         (SFAS) No. 7. Dolphin is an exploration stage oil and gas company and has not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer). In accounting for this transaction:

           i. Dolphin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value;
          ii. Control of the net assets and business of the Company was acquired effective November 13, 2002 for no consideration; and
         iii. The consolidated statements of operations, stockholders' equity and cash flows include Dolphin's results of operations and changes in cash flow for the period from inception, June 18, 2002, to November 30, 2002.

         The Company's fiscal year end is November 30.

         The fair value of the assets acquired and liabilities assumed pursuant to the transaction with Dolphin are as follows:

           Net cash acquired            $       2,974
           Liabilities assumed                (63,305)
                                         -------------

           Common stock issued          $     (60,331)
                                         =============

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

         The Company is in the development stage and has not realized revenues from its planned operations. Additional funding will be required to complete the Company's participation in the acquisition, exploration and development of interests in oil and gas properties. In order to meet the Company's continuing financing needs, management of the company intends to raise working capital through the sale of common stock or other securities, or through other financing.

         The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through the sale of common stock or other securities and ultimately achieving profitable operations.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. All significant intercompany transactions have been eliminated upon consolidation.

         OIL AND GAS PROPERTIES

         Capitalized Costs

         The Company follows the full cost pool method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Depletion and Depreciation

         Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

         Ceiling Test

         In applying the full cost pool method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At November 30, 2002 there were no reserves. Costs of oil and gas properties are considered unevaluated at November 30, 2002.

         PROPERTY AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is to be provided by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets.

         REVENUE RECOGNITION

         The Company will recognize oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

         IMPAIRMENT

         The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company has adopted the  provisions  of SFAS 109,  "Accounting  for
         Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         At November 30, 2002, the Company had a net operating loss carryforward of approximately $1,125,000 that may be offset against future taxable income through 2022. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $214,000 tax benefit of this operating loss because the likelihood of realization of the tax benefit cannot be determined. The entire tax benefit is attributable to 2002.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration costs on oil and gas properties.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

         (LOSS) PER COMMON SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using a new measurement criteria.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash in banks in excess of federally insured amounts.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have any impact on its financial position or results of operations.

         In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have any impact on its financial position or results of operations.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS 146 will have any impact on its financial position or results of operations.

NOTE 3 - OIL AND GAS PROPERTIES

         WYOMING

         In August 2002, the Company entered into an agreement for the acquisition of undeveloped oil and gas leases in Wyoming subject to a 15% net profits interest. Under the terms of the agreement, the Company paid $36,000 and is obligated to pay an additional $396,000 on or before August 28, 2003. The leases are being held in escrow until such time as the Company fulfills its obligation under the agreement. At November 30, 2002, capitalized lease acquisition costs were approximately $468,000.

         The Company entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company, ("Pioneer"), effective September 30, 2002. Under the terms of the agreement the Company, by November 30, 2002, may acquire, for $100,000, certain leases encompassing approximately 15,000 acres in Wyoming. The Company paid the initial $100,000 due under the agreement in January 2003. The Company may also acquire a 100% interest in five natural gas wells, for $500,000, by May 15, 2003.

         TEXAS

         The Company is engaged in an ongoing leasing program with Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida") for the acquisition of oil, gas and mineral leases in Rusk and Nacogdoches Counties in the State of Texas. Under the terms of the program, Harbor and Florida are acquiring leases in their name on behalf of the Company. The managing member of Harbor is a member of the Board of Directors of the Company and Florida's President is a relative of the President of the Company. (See Note 9.)

         As of November 30, 2002, the Company has incurred lease acquisition costs of approximately $405,800.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 4 - COMMON STOCK

         During the period ended November 30, 2002, the Company issued shares of its common stock as follows:

            o 11,500,000 shares at inception to officers/directors/founders for cash at $.001 per share
            o    500,000 shares for cash at $.02 per share
            o 4,000,000 shares to Resource Venture Management (RVM), an entity owned by a founder of the Company, for services rendered, valued at $200,000 ($.05 per share)
            o    3,000,000 shares for cash at $.05 per share
            o    1,997,058 shares for cash at $.34 per share

         Effective November 13, 2002, the Company completed the acquisition of Dolphin (Note 1). In conjunction with the acquisition, the Company exchanged 20,997,058 shares of its common stock for 100% of the outstanding common shares of Dolphin. The 9,028,000 shares of common stock of the Company outstanding at the date of acquisition were recapitalized at the net asset value of the Company at that date of $(60,331). For financial statement reporting purposes this transaction was treated as a reverse acquisition whereby Dolphin was considered the surviving and reporting entity. For legal purposes, the Company remained as the surviving entity; therefore, the capital structure of the Company was accordingly restated.

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the period ended November 30, 2002, the Company (i) incurred consulting fees for services rendered by its officers/directors in the aggregate amount of $102,000, of which $38,000 is included in accounts payable; and (ii) agreed to pay RVM an aggregate $692,500, of which $233,204 is due as of November 30, 2002 (see Note 9), as follows:

            o    $162,000 for monthly management fees through November 30, 2002;
            o    $100,000 for finding oil and gas projects in Wyoming;
            o    $230,500 for reimbursement of costs and expenses;
            o    $200,000 for services rendered paid in common stock (Note 4).

         The Company has agreed to enter into a consulting agreement with RVM to provide future consulting services for a fee of up to $30,000 per month.

         As of November 30, 2002, the Company advanced $25,000 to Pannonian International Ltd. in contemplation of a merger (Note 8).

NOTE 6 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 6 - SEGMENT REPORTING (CONTINUED)

         The Company has one reportable segment, the exploration and development of oil and gas properties. The Company has concentrated its oil and gas exploration and development activities in the United States, primarily Texas and Wyoming.

NOTE 7 - COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         a) The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.

         b) In October 2002, the Company entered into a lease for office facilities in Miami, Florida, through June 30, 2005. Under the terms of the lease the Company paid a deposit of $9,960. Minimum payments due under this lease are as follows:

              Year ending November 30,

                        2003     $  44,101
                        2004        45,490
                        2005        26,738

              Rent expense for the period ended November 30, 2002, was $3,924.

         c) On November 15, 2002, as amended, the Company entered into a Letter of Intent ("LOI") with Pannonian International Ltd. ("Pannonian") whereby the Company will acquire all of the outstanding capital stock of Pannonian in exchange for 2,000,000 shares of the Company's common stock. The President and majority shareholder of Pannonian is a member of the Board of Directors of the Company. Under the LOI it is contemplated that a definitive agreement would be completed by April 30, 2003.

         d) Effective October 1, 2002, the Company entered into a Coal Bed Methane Participation Agreement ("CBM Agreement") with Horizon Exploitation, Inc. ("Horizon") which provides funding for the development of the Company's Pioneer leasehold interests and establishes an AMI (Area of Mutual Interests) in the Powder River Basin located in Wyoming and Montana for future projects on the same terms as described below.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Under the terms of the agreement, Horizon may participate subject to funding in the development of up to 120 wells and also includes the purchase of five existing CBM wells located in Sheridan County, Wyoming. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells and the placement of $1.650 million dollars, plus the estimated amount to drill and complete thirty (30) pilot wells into escrow as a partial payment for a 30 well pilot project on or before May 15, 2003. The estimated AFE cost per well is $150,000.

         The Company earns an initial 15% carried interest in all wells drilled and purchased. It also has an option to purchase additional working interest from Horizon's at Horizon's initial well cost. After the completion of a 30 well pilot program the Company can purchase an additional 25% working interest in each of the wells at Horizon's initial well and land cost. An additional 25% can be purchased on the same terms from Horizon within two years after the completion of the pilot program.

NOTE 9 - SUBSEQUENT EVENTS

         a) In February 2003, the Company completed the sale of 887,000 shares of its common stock at a price of $1.00 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

         b) On February 28, 2003, RVM agreed to convert its outstanding debt of $233,204, plus management fees for the period December 1, 2002 to February 28, 2003 in the amount of $90,000, to 323,204 shares of the Company's common stock, valued at $1.00 per share.

         c) On March 6, 2003, the Company, Harbor and Florida entered into an agreement which formalized their understanding with respect to the ongoing leasing program for acquisition of oil, gas and mineral leases in the State of Texas (Note 3). The agreement is effective retroactively with commencement of the lease acquisitions by Harbor and Florida in 2002. Under the terms of the agreement, Florida and Harbor will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement. The Company has agreed to pay Florida a bonus of $50,000 for identifying the leases, payable by a promissory note in the amount of $50,000 with interest at 7.5% per annum, due March 7, 2004. The Company has recorded this obligation as of November 30, 2002. The term of the agreement is for a period of one year through March 6, 2004.