Form 10QSB
period 2003-02-28
GALAXY INVESTMENTS INC
filed 2003-04-21
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  February 28, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ______________ to ______________


                         Commission file number 0-32237

                            GALAXY INVESTMENTS, INC.
        (Exact name of small business issuer as specified in its charter)

                COLORADO                             98-0347827
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)              Identification No.)

              1001 BRICKELL BAY DRIVE, SUITE 2202, MIAMI, FL 33131
                    (Address of principal executive offices)

                                 (305) 373-5725
                           (Issuer's telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           31,235,262 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2003


Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 -----    -----

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               FEBRUARY 28, 2003          NOVEMBER 30, 2002
                                                                  (UNAUDITED)

CURRENT ASSETS
   Cash                                                          $      180,990             $      41,320
   Subscriptions receivable                                             450,000                         -
   Prepaids                                                              18,000                         -
                                                                 ---------------            --------------

      Total Current Assets                                              648,990                    41,320
                                                                 ---------------            --------------

UNDEVELOPED OIL & GAS PROPERTIES                                      1,137,880                   873,797
                                                                 ---------------            --------------

FURNITURE AND EQUIPMENT                                                   3,247                     3,247
                                                                 ---------------            --------------

OTHER ASSETS
   Due from Pannonian International Ltd.                                 25,000                    25,000
   Other                                                                  9,960                    10,975
                                                                 ---------------            --------------

                                                                         34,960                    35,975
                                                                 ---------------            --------------

TOTAL ASSETS                                                     $    1,825,077             $     954,339
                                                                 ===============            ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                      $      278,206             $     425,032
   Accounts payable - related                                            21,350                   233,204
   Property purchase payable                                            396,000                   396,000
                                                                 ---------------            --------------

      Total Current Liabilities                                         695,556                 1,054,236
                                                                 ---------------            --------------

NOTE PAYABLE                                                             50,000                    50,000
                                                                 ---------------            --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value
      Authorized - 25,000,000 shares
      Issued - none
   Common stock, $.001 par value
      Authorized - 100,000,000 shares
      Issued and outstanding - 31,235,262 (2003) and
                               30,025,058 (2002) shares                  31,235                    30,025
   Capital in excess of par value                                     2,166,968                   960,144
   Common stock subscribed                                              450,000                         -
   (Deficit) accumulated during the development stage                (1,568,682)              (1 ,140,066)
                                                                 ---------------            --------------

      Total Stockholders' Equity (Deficit)                            1,079,521                  (149,897)
                                                                 ---------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                              $    1,825,077             $     954,339
                                                                 ===============            ==============


                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                          THREE MONTHS ENDED                 CUMULATIVE
                                                              FEBRUARY 28,                        TO
                                                        2003              2002            FEBRUARY 28, 2003

REVENUE                                             $          -        $         -         $            -
                                                    -------------       ------------        ---------------

OPERATING EXPENSES
   General and administrative expenses                   428,616                  -              1,568,682
                                                    -------------       ------------        ---------------

NET (LOSS)                                          $   (428,616)       $         -         $   (1,568,682)
                                                    =============       ------------        ===============

NET (LOSS) PER COMMON SHARE -
   BASIC & DILUTED                                  $     (  .01)       $         -         $       (  .05)
                                                    =============       ============        ===============

WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                  30,409,322                  -             28,741,453
                                                    =============       ============        ===============


                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 CUMULATIVE
                                                                        FEBRUARY 28,                        TO
                                                                  2003               2002           FEBRUARY 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                  $   (428,616)        $        -           $  (1,568,682)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
      Stock for services                                          90,000                  -                 290,000
Changes in assets and liabilities
   Increase in accounts payable - trade                         (166,826)                 -                 117,518
   Increase in accounts payable - related                         21,350                  -                 254,554
   Other                                                         (16,985)                 -                 (26,945)
                                                            -------------        -----------          --------------

Net cash (used) by operating activities                         (501,077)                 -                (933,555)
                                                            -------------        -----------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                          (244,083)                 -                (595,966)
   Purchase of furniture and equipment                                 -                  -                  (2,793)
   Advance to affiliate                                                -                  -                 (25,000)
   Cash received upon recapitalization and merger                      -                  -                   2,974
                                                            -------------        -----------          --------------

Net cash (used) by investing activities                         (244,083)                 -                (620,785)
                                                            -------------        -----------          --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net                       884,830                  -               1,735,330
                                                            -------------        -----------          --------------

Net cash provided by financing activities                        884,830                  -               1,735,330
                                                            -------------        -----------          --------------

NET INCREASE IN CASH                                             139,670                  -                 180,990

CASH, BEGINNING OF PERIOD
                                                                  41,320                  -                       -
                                                            -------------        -----------          --------------

CASH, END OF PERIOD                                         $    180,990         $        -           $     180,990
                                                            =============        ===========          ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

   Debt incurred for oil and gas properties                 $          -         $        -           $     446,000
                                                            =============        ===========          ==============

   Stock issued for services                                $     90,000         $        -           $     290,000
                                                            =============        ===========          ==============

   Stock issued for payable - related                       $    233,204         $        -           $     233,204
                                                            =============        ===========          ==============


                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

         The accompanying interim financial statements of Galaxy Investments, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended February 28, 2003 are not necessarily indicative of the operating results for the entire year.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended November 30, 2002.

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

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer). The Company had no transactions or activity for the three months ended February 28, 2002.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002 and the three months ended February 28, 2003. All significant intercompany transactions have been eliminated upon consolidation.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         OIL AND GAS PROPERTIES

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

         In applying the full cost pool method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At February 28, 2003 there were no reserves. Costs of oil and gas properties are considered unevaluated at February 28, 2003.

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

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - NOTE PAYABLE

         On March 6, 2003, the Company, Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida"), related parties, entered into an agreement which formalized their understanding with respect to the ongoing leasing program for acquisition of oil, gas and mineral leases in the State of Texas. The agreement is effective retroactively with commencement of the lease acquisitions by Harbor and Florida in 2002. Under the terms of the agreement, Florida and Harbor will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement. The Company has agreed to pay Florida a bonus of $50,000 for identifying the leases, payable by a promissory note in the amount of $50,000 with interest at 7.5% per annum, due March 7, 2004. The Company has recorded this obligation as of November 30, 2002. The term of the agreement is for a period of one year through March 6, 2004.

                            GALAXY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


NOTE 3 - COMMON STOCK

         In February 2003, the Company completed the sale of 887,000 shares of its common stock at a price of $1.00 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

         On February 28, 2003, Resource Venture Management ("RVM"), an entity owned by a founder of the Company, agreed to convert its outstanding debt at November 30, 2002 in the amount of $233,204 plus management fees for the period December 1, 2002 to February 28, 2003 in the amount of $90,000, to 323,204 shares of the Company's common stock, valued at $1.00 per share.


NOTE 4 - COMMON STOCK SUBSCRIBED

         At February 28, 2003, the Company had received subscriptions for the purchase of 450,000 shares of its common stock at $1.00 per share. The Company received the proceeds from these subscriptions subsequent to February 28, 2003.

NOTE 5 - SUBSEQUENT EVENT

         In March and April 2003, 165,000 shares were subscribed and paid for, at $1.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At February 28, 2003, there were no reserves. Costs of oil and gas properties are considered unevaluated at February 28, 2003.

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

RESULTS OF OPERATIONS

         Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the three months ended February 28, 2003, we incurred operating expenses of $428,616, primarily for legal expenses ($97,999), travel and entertainment ($92,061), management fees ($90,000), payroll (67,923), and investor relations ($46,125).

         For the period from inception to November 30, 2002, we incurred operating expenses of $1,140,066, primarily for contract services - Resource Venture Management ($692,500), consulting fees and payroll ($125,265), legal fees ($103,314), and travel and entertainment ($102,479). We expect operating expenses to continue at that level due to our current activities. Travel and entertainment expenses incurred since inception were related to the evaluation of oil and gas properties and our private placement of common stock.

         Accordingly,   our  accumulated   deficit  at  February  28,  2003  was
$1,568,682.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2003, we had a working capital deficiency of $46,566, as compared to a deficiency of $1,012,916 at November 30, 2002. The increase in working capital was due to the receipt of proceeds from our private placement of stock and subscriptions receivable. In addition, we reduced our accounts payable to related parties by $233,204 by converting that liability into equity.

         Included in current liabilities is a property purchase payable in the amount of $396,000, due on or before August 28, 2003.

         Since inception, we have funded our activities through the sale of our common stock, raising net proceeds of $850,500 through the period ended November 30, 2002, and net proceeds of $884,830 for the three months ended February 28, 2003. For the three months ended February 28, 2003, we used cash of $501,077 for our operating activities and $244,083 for our investing activities, which consisted of additions to our oil and gas properties.

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

PLAN OF OPERATION

         Since the end of the fiscal year, we have addressed our working capital deficiency. From December 1, 2002 through February 28, 2003, we raised net proceeds of $884,830 through the sale of our common stock. These proceeds have been used for ongoing operations and to pay accrued trade payables. We are also negotiating with some of our creditors to convert their debt into equity. At February 28, 2003, Resource Venture Management, a related party, agreed to convert its outstanding debt of $233,204, plus management fees for the three months ended February 28, 2003 in the amount of $90,000, to 323,204 restricted shares of our common stock.

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

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and also includes the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before May 15, 2003. The estimated AFE cost per well is $150,000

         Accordingly, our plan of operation currently depends upon the ability of Horizon to fund the proposed 30-well pilot program. If Horizon is unable to do so, we will need to raise the capital through the sale of our debt and/or equity securities. We are currently engaging in these capital-raising efforts should Horizon be unable to fund the payments due to Pioneer by May 15, 2003. In March and April 2003, 165,000 shares were subscribed and paid for at $1.00 per share, for gross proceeds of $165,000.

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

FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under "Item
2. Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended February 28, 2003, the registrant sold 887,000 shares for gross proceeds of $887,000 to 30 accredited investors, pursuant to the exemption from registration contained in Rule 506 under Section 4(2) of the Securities Act of 1933. No underwriters were used.

         In addition, the registrant issued 323,204 shares of common stock in exchange for payment of debt owed to an affiliate, pursuant to the exemption from registration contained in Rule 506 under Section 4(2) of the Securities Act of 1933. No underwriters were used.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:


         REGULATION
         S-B NUMBER                          EXHIBIT

            2.1 Agreement and Plan of Reorganization dated as of November 1, 2002, by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation, and Dolphin Energy Corporation
                       (1)

            3.1        Articles of Incorporation (2)

            3.2        Bylaws (2)

           10.1        Escrow Instructions and Agreement dated as of August 28,
                       2002 (3)

         REGULATION
         S-B NUMBER                          EXHIBIT

           10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (3)

           10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (3)

           10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (3)

            21         Subsidiaries of the registrant  (3)

           99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ----------------
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
         (2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
         (3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.

         (b) Reports on Form 8-K: A report on Form 8-K dated November 13, 2002 was filed on December 6, 2002, reporting, under Items 1, 2, 4, and 5, the acquisition of Dolphin Energy Corporation. Financial statements of Dolphin Energy Corporation and pro forma financial statements were filed with the report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GALAXY INVESTMENTS, INC.



Date:  April 21, 2003              By:   /s/ Carmen J. Lotito
                                      ------------------------------------------
                                        Carmen J. Lotito
                                        Chief Financial Officer

                                 CERTIFICATIONS

I, Marc E. Bruner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    April 21, 2003


                                       /s/ Marc E. Bruner
                                       -----------------------------------------
                                       Marc E. Bruner
                                       President (Principal Executive Officer)

I, Carmen Lotito, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Investment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 21, 2003

                                      /s/ Carmen J. Lotito
                                     -------------------------------------------
                                     Carmen J. Lotito
                                     Chief Financial Officer