Form 10QSB
period 2003-05-31
GALAXY ENERGY CORP
filed 2003-07-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  May 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to _______________

                         Commission file number 0-32237

                            GALAXY ENERGY CORPORATION
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

                            GALAXY INVESTMENTS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X       No
                                   ---         ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           31,960,262 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  MAY 31, 2003

 Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ----    ----

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               MAY 31, 2003           NOVEMBER 30, 2002
                                                                (UNAUDITED)
CURRENT ASSETS
   Cash                                                        $    180,911              $     41,320
   Prepaids                                                          60,040                         -
                                                               -------------             -------------

      Total Current Assets                                          240,951                    41,320
                                                               -------------             -------------

UNDEVELOPED OIL & GAS PROPERTIES                                  1,315,360                   873,797
                                                               -------------             -------------

FURNITURE AND EQUIPMENT                                               3,247                     3,247
                                                               -------------             -------------

OTHER ASSETS
   Due from Pannonian International Ltd.                             45,000                    25,000
   Other                                                              9,960                    10,975
                                                               -------------             -------------

                                                                     54,960                    35,975
                                                               -------------             -------------

TOTAL ASSETS                                                   $   1,614,518             $    954,339
                                                               ==============            =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                    $     255,582             $    425,032
   Accounts payable - related                                                                 233,204
   Property purchase payable                                         396,000                  396,000
                                                               --------------            -------------

      Total Current Liabilities                                      651,582                1,054,236
                                                               --------------            -------------

NOTE PAYABLE                                                          50,000                   50,000
                                                               --------------            -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value
      Authorized - 25,000,000 shares
      Issued - none
   Common stock, $.001 par value
      Authorized - 100,000,000 shares
      Issued and outstanding - 31,960,262 (2003) and
                               30,025,058 (2002) shares               31,960                   30,025
   Capital in excess of par value                                  2,891,243                  960,144
   (Deficit) accumulated during the development stage             (2,010,267)              (1,140,066)
                                                               --------------            -------------

      Total Stockholders' Equity (Deficit)                           912,936                 (149,897)
                                                               --------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                            $   1,614,518             $    954,339
                                                               ==============            =============


                See accompanying notes to financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                     THREE MONTHS ENDED
                                                            MAY 31,
                                                    2003               2002

REVENUE                                         $         -        $          -
                                                ------------       -------------

OPERATING EXPENSES
   General and administrative expenses              441,585                   -
                                                ------------       -------------

NET (LOSS)                                      $  (441,585)       $          -
                                                ============       =============

NET (LOSS) PER COMMON SHARE -
   BASIC & DILUTED                              $    (  .01)       $          -
                                                ============       =============

WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
 OUTSTANDING BASIC AND DILUTED                   30,885,256                   -
                                                ============       =============






                See accompanying notes to financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               SIX MONTHS ENDED                  CUMULATIVE
                                                                    MAY 31,                          TO
                                                                                                MAY 31, 2003
                                                             2003              2002
REVENUE                                               $            -    $            -         $          -
                                                      ---------------   ---------------        -------------

OPERATING EXPENSES
   General and administrative expenses                       870,201                 -            2,010,267
                                                      ---------------   ---------------        -------------

NET (LOSS)                                                  (870,201)   $            -         $ (2,010,267)
                                                      ===============   ===============        =============

NET (LOSS) PER COMMON SHARE -
   BASIC & DILUTED                                    $         (.03)   $            -         $       (.07)
                                                      ===============   ===============        =============

WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                      31,172,016                 -           29,580,535
                                                      ===============   ===============        =============









                See accompanying notes to financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED                 CUMULATIVE
                                                                               MAY 31,                        TO
                                                                      2003               2002             MAY 31, 2003
                                                                      ----               ----             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                      $    (870,201)       $         -         $  (2,010,267)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
      Stock for services                                              100,000                  -               300,000
      Stock for related party payable                                       -                  -               233,204
Changes in assets and liabilities
   (Increase) in prepaids and other                                   (59,025)                 -               (70,000)
   (Decrease) increase in accounts payable - trade                   (196,476)                                 164,797
                                                                --------------       ------------        --------------
                                                                                               -

Net cash (used) by operating activities                            (1,025,702)                              (1,382,266)
                                                                --------------       ------------        --------------
                                                                                               -

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                               (414,083)                 -              (841,880)
   Purchase of furniture and equipment                                   (454)                 -                (3,247)
   Advance to affiliate                                               (20,000)                 -               (45,000)
   Cash received upon recapitalization and merger                           -                  -                 2,974
                                                                --------------       ------------        --------------

Net cash (used) by investing activities                              (434,537)                 -              (887,153)
                                                                --------------       ------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net                          1,599,830                  -             2,450,330
                                                                --------------       ------------        --------------

Net cash provided by financing activities                           1,599,830                  -             2,450,330
                                                                --------------       ------------        --------------

NET INCREASE IN CASH                                                  139,591                  -               180,911

CASH, BEGINNING OF PERIOD
                                                                       41,320                  -                     -
                                                                --------------       ------------        --------------

CASH, END OF PERIOD                                             $     180,911        $         -         $     180,911
                                                                ==============       ============        ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

   Debt incurred for oil and gas properties                     $           -        $         -         $     446,000
                                                                ==============       ============        ==============

   Stock issued for services                                    $     100,000        $         -         $     300,000
                                                                ==============       ============        ==============

   Stock issued for payable - related                           $     233,204        $         -         $     233,204
                                                                ==============       ============        ==============


                See accompanying notes to financial statements.

                            GALAXY ENERGY CORPORATION
                      (FORMERLY GALAXY INVESTMENTS, INC. )
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003
                                   (UNAUDITED)


         The accompanying interim financial statements of Galaxy Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended May 31, 2003 are not necessarily indicative of the operating results for the entire year.

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

         Galaxy Energy Corporation, formerly Galaxy Investments, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. The Company is a public company that had no operations. On November 13, 2002, the Company completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. Dolphin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Dolphin is an exploration stage oil and gas company and has not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer). The Company had no transactions or activity for the six months ended May 31, 2002.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002 and the six months ended May 31, 2003. All significant intercompany transactions have been eliminated upon consolidation.

                           GALAXY ENERGY CORPORATION.
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003
                                   (UNAUDITED)

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

         In applying the full cost pool method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At May 31, 2003 there were no reserves. Costs of oil and gas properties are considered unevaluated at May 31, 2003.

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

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003
                                   (UNAUDITED)

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

NOTE 2 - NOTE PAYABLE

         On March 6, 2003, the Company, Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida"), related parties, entered into an agreement, which formalized their understanding with respect to the ongoing leasing program for acquisition of oil, gas and mineral leases in the State of Texas. The agreement is effective retroactively with commencement of the lease acquisitions by Harbor and Florida in 2002. Under the terms of the agreement, Florida and Harbor will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement. The Company has agreed to pay Florida a bonus of $50,000 for identifying the leases, payable by a promissory note in the amount of $50,000 with interest at 7.5% per annum, due March 7, 2004. The Company has recorded this obligation as of November 30, 2002. The term of the agreement is for a period of one year through March 6, 2004.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003
                                   (UNAUDITED)


NOTE 3 - COMMON STOCK

         During the six month period ended May 31, 2003, the Company completed the sale of 1,602,000 shares of its common stock at a price of $1.00 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

         During the six month period ended May 31, 2003, Resource Venture Management ("RVM"), an entity owned by a founder of the Company, agreed to convert its outstanding debt at November 30, 2002 in the amount of $233,204 plus management fees for the period December 1, 2002 to February 28, 2003 in the amount of $90,000, to 323,204 shares of the Company's common stock, valued at $1.00 per share, and the Company, agreed to convert $10,000 of accounts payable to 10,000 shares of the Company's common stock, valued at $1.00 per share.


NOTE 4 - RELATED PARTY TRANSACTIONS

         During the six months ended May 31, 2003, the Company paid RVM $210,000 (90,000 shares of common stock valued at $1.00 per share and cash of $120,000) pursuant to a consulting agreement with the Company under which RVM is paid $30,000 per month. At May 31, 2003, $30,000 of the amount paid is included in prepaid expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Effective November 13, 2002 an arrangement was completed between Galaxy Investments (now known as Galaxy Energy Corporation) and Dolphin Energy Corporation, a Nevada corporation, whereby the shareholders of Dolphin Energy exchanged all of their common shares for 20,997,058 shares of Galaxy's common stock.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At May 31, 2003, there were no reserves. Costs of oil and gas properties are considered unevaluated at May 31, 2003.

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

RESULTS OF OPERATIONS

         Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the three and six months ended May 31, 2003, we incurred operating expenses of $441,585 and $870,201, respectively. These expenses were primarily for legal expenses, travel and entertainment, management fees, payroll, and investor relations.

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

         Accordingly, our accumulated deficit at May 31, 2003 was $2,010,267.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2003, we had a working capital deficiency of $410,631, as compared to a deficiency of $1,012,916 at November 30, 2002. The increase in working capital was due to the receipt of proceeds from our private placement of stock and subscriptions receivable. In addition, we reduced our accounts payable to related parties by $233,204 by converting that liability into equity.

         Included in current liabilities is a property purchase payable in the amount of $396,000, due on or before August 28, 2003.

         Since inception, we have funded our activities through the sale of our common stock, raising net proceeds of $850,500 through the period ended November 30, 2002, and net proceeds of $1,599,830 for the six months ended May 31, 2003. For the six months ended May 31, 2003, we used cash of $1,025,702 for our operating activities and $434,537 for our investing activities, which consisted of primarily of additions to our oil and gas properties.

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

PLAN OF OPERATION

         Since the end of the fiscal year, we have addressed our working capital deficiency. From December 1, 2002 through May 31, 2003, we raised net proceeds of $1,599,830 through the sale of our common stock. These proceeds have been used for ongoing operations and to pay accrued trade payables. We negotiated with some of our creditors to convert their debt into equity. At February 28, 2003, Resource Venture Management, a related party, agreed to convert its outstanding debt of $233,204, plus management fees for the three months ended February 28, 2003 in the amount of $90,000, to 323,204 restricted shares of our common stock. Another party converted $10,000 of accounts payable to 10,000 shares of common stock.

         Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitles us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Lieter, Wyoming. To acquire the leases to this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We must pay $1,650,000 by September 15, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by September 15, 2003, and drill at least 25 pilot wells by March 1, 2004. We may also acquire a 100% interest in five natural gas wells, for $500,000, by September 15, 2003.

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

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and also includes the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before September 15, 2003. The estimated AFE cost per well is $150,000

         Accordingly, our plan of operation currently depends upon the ability of Horizon to fund the proposed 30-well pilot program. If Horizon is unable to do so, we will seek an extension from Pioneer.

         In addition to our obligations under the Pioneer lease acquisition and drilling agreement, we are obligated to pay $396,000 by August 28, 2003 for our leases in Sheridan County, Wyoming.

         On June 12, 2003, we entered into a non-binding letter of intent for an option to purchase an undivided interest of approximately 50% in up to 106,000 net acres in the Powder River Basin area in Montana from Quaneco, L.L.C. We are working towards a definitive agreement.

         Also in June 2003, we entered into a non-binding letter of intent to purchase a percentage of working interest in 57,000 gross acres in the Green River Basin in Wyoming for shares of our common stock. We are working towards a definitive agreement for this transaction as well.

         Effective June 2, 2003, we completed the acquisition of Pannonian International, Ltd., a Colorado corporation, solely for 1,951,241 shares of our common stock. While the acquisition was implemented through the issuance of our common stock, we anticipate that we will need approximately $400,000 of cash during the remainder of the fiscal year ending November 30, 2003, to satisfy Pannonian's trade payables in the ordinary course of business and cover the additional overhead. Pannonian currently has 2 employees and an office in Denver, Colorado.

         To address these anticipated needs for cash, we are in the process of raising additional capital through the sale of our debt and/or equity securities. While we were able to sell 1,602,000 shares of our common stock for gross proceeds of $1,602,000 during the six months ending May 31, 2003, we cannot assure you that we will be able to raise additional capital in amounts sufficient to meet our needs or on terms favorable to us.

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

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended May 31, 2003, the registrant sold 715,000 shares for gross proceeds of $715,000 to 3 accredited investors, pursuant to the exemption from registration contained in Rule 506 under
         Section 4(2) of the Securities Act of 1933. No underwriters were used.

         In addition, the registrant issued 70,000 shares of common stock in exchange for services to an attorney for the registrant and to a research firm, pursuant to the exemption from registration contained in Rule 506 under Section 4(2) of the Securities Act of 1933. No underwriters were used.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held May 15, 2003, the following matters were voted upon:

         -----------------------------------------------------------------------------------------
                                                                                      ABSTENTIONS
                                                                                          AND
                                                                            VOTES     BROKER NON-
          MATTER VOTED UPON                             VOTES FOR          AGAINST       VOTES
          ----------------------------------------------------------------------------------------
          Election of directors
          ----------------------------------------------------------------------------------------
            o  Marc E. Bruner                           15,398,530            0            0
          ----------------------------------------------------------------------------------------
            o  Carmen Lotito                            15,398,530            0            0
          ----------------------------------------------------------------------------------------
            o  James Edwards                            15,398,530            0            0
          ----------------------------------------------------------------------------------------
            o  Thomas Fails                             15,398,530            0            0
          ----------------------------------------------------------------------------------------
            o  Cecil Gritz                              15,398,530            0            0
          ----------------------------------------------------------------------------------------
            o  Chris Wright                             15,398,530            0            0
          ----------------------------------------------------------------------------------------
          Ratification of selection of auditors         15,398,530            0            0
          ----------------------------------------------------------------------------------------
          Adoption of Articles of Amendment             15,398,530            0            0
          ----------------------------------------------------------------------------------------
          Adoption of 2003 Stock Option Plan            15,398,530            0            0
          ----------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:


          REGULATION
          S-B NUMBER                         EXHIBIT


             2.1 Agreement and Plan of Reorganization dated as of November 1, 2002, by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation, and Dolphin Energy Corporation (1)

             2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)

             3.1        Articles of Incorporation (3)

             3.2        Articles of Amendment to Articles of Incorporation

             3.3        Bylaws (3)

            10.1        Escrow Instructions and Agreement dated as of August 28,
                        2002 (4)

            10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (4)

            10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (4)

            10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (4)

            10.5        2003 Stock Option Plan

            10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003

            10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003

             21         Subsidiaries of the registrant (4)

            99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ---------------------
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
         (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.
         (3)   Incorporated  by  reference  to  the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
         (4)   Incorporated by  reference  to the  exhibits to the  registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.

         (b)   Reports on Form 8-K:

         A report on Form 8-K dated May 7, 2003 was filed on May 13, 2003, reporting, under Item 5, the execution of a Share Exchange Agreement with Pannonian International, Ltd. No financial statements were required to be filed.

         A report on Form 8-K dated June 2, 2003 was filed on June 10, 2003, reporting, under Items 2 and 5, the acquisition of Pannonian International, Ltd. Financial statements of Pannonian International, Ltd. and pro forma financial statements will be filed by amendment.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GALAXY ENERGY CORPORATION



Date:  July 15, 2003                 By:  /s/ CARMEN J. LOTITO
                                        ----------------------------------------
                                           Carmen J. Lotito
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Marc E. Bruner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Energy Corporation;

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



Date:    July 15, 2003

                                         /s/ MARC E. BRUNER
                                      ------------------------------------------
                                      Marc E. Bruner
                                      President (Principal Executive Officer)

I, Carmen Lotito, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Energy Corporation;

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


Date:    July 15, 2003

                                          /s/ CARMEN J. LOTITO
                                         ---------------------------------------
                                         Carmen J. Lotito
                                         Chief Financial Officer