Form 10QSB
period 2003-08-31
GALAXY ENERGY CORP
filed 2003-10-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           33,971,503 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 31, 2003

 Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                  ----     -----

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                          AUGUST 31, 2003        NOVEMBER 30, 2002
                                                            (UNAUDITED)

CURRENT ASSETS
   Cash                                                    $    71,078              $   41,320
     Prepaids                                                   11,360                       -
                                                           ------------             -----------

          Total Current Assets                                  82,438                  41,320
                                                           ------------             -----------

  UNDEVELOPED OIL & GAS PROPERTIES                           1,396,643                 873,797
                                                           ------------             -----------

  FURNITURE AND EQUIPMENT (NET)                                  2,760                   3,247
                                                           ------------             -----------

  OTHER ASSETS
     Due from Pannonian International Ltd.                           -                  25,000
     Other                                                       9,960                  10,975
                                                           ------------             -----------

                                                                 9,960                  35,975
                                                           ------------             -----------

TOTAL ASSETS                                               $ 1,491,801              $  954,339
                                                           ============             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                $   386,358              $  425,032
      Accounts payable - related (Note 4)                      228,409                 233,204
      Notes payable - related (Note 2)                         324,402                       -
      Property purchase payable                                396,000                 396,000
                                                           ------------             -----------

           Total Current Liabilities                         1,335,169               1,054,236
                                                           ------------             -----------

NOTE PAYABLE (NOTE 2)                                                                   50,000
                                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value
        Authorized - 25,000,000 shares
        Issued - none

   Common stock, $.001 par value
        Authorized - 100,000,000 shares
        Issued and outstanding - 33,971,503 (2003) and
                                 30,025,058 (2002) shares       33,971                  30,025
   Capital in excess of par value                            2,787,916                 960,144
   (Deficit) accumulated during the development stage       (2,665,255)             (1,140,066)
                                                           ------------             -----------

        Total Stockholders' Equity (Deficit)                   156,632                (149,897)
                                                           ------------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                        $ 1,491,801              $  954,339
                                                           ============             ===========

                 See accompanying notes to financial statements

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           AUGUST 31,
                                                     2003               2002

REVENUE

OPERATING EXPENSES
   General and administrative expenses          $    654,990        $  456,821
                                                -------------       -----------

NET (LOSS)                                      $   (654,990)       $ (456,821)
                                                =============       ===========

NET (LOSS) PER COMMON SHARE -
   BASIC & DILUTED                              $     (  .02)       $   (  .06)
                                                =============       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING -

   BASIC AND DILUTED                              33,971,503         7,337,988
                                                ============        ===========







                 See accompanying notes to financial statements

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED                   CUMULATIVE
                                                                        AUGUST 31,                           TO
                                                                                                       AUGUST 31, 2003
                                                                  2003               2002

REVENUE

OPERATING EXPENSES
   General and administrative expenses                       $   1,525,189      $     456,821          $    2,665,255
                                                             --------------     --------------         ---------------

NET (LOSS)                                                   $  (1,525,189)     $    (456,821)         $   (2,665,255)
                                                             ==============     ==============         ===============

NET (LOSS) PER COMMON SHARE -
   BASIC & DILUTED                                           $        (.05)     $        (.06)         $         (.09)
                                                             ==============     ==============         ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING -
   BASIC AND DILUTED                                            31,871,683          7,337,988              30,354,789
                                                             ==============     ==============         ===============

                 See accompanying notes to financial statements

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED                 CUMULATIVE
                                                                                AUGUST 31,                         TO
                                                                         2003               2002            AUGUST 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                          $ (1,525,189)      $   (456,821)         $ (2,665,255)

Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
      Stock for services                                                 154,600                  -               354,600
Changes in assets and liabilities
   Depreciation                                                              487                                      487
   Increase in accounts payable - trade                                  249,255             66,293               533,599
   Increase in accounts payable - related                                      -                  -               233,204
   (Increase) in prepaids and other                                      (10,345)          (129,338)              (20,305)
                                                                    -------------      -------------         -------------

Net cash (used) by operating activities                               (1,131,192)          (519,866)           (1,563,670)
                                                                    -------------      -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                                  (419,686)          (621,034)             (771,569)
   Purchase of furniture and equipment                                      (454)                 -                (3,247)
   Advance to affiliate                                                  (20,000)                 -               (45,000)
   Cash received upon recapitalization and merger                          1,260                  -                 4,234
                                                                    -------------      -------------         -------------

Net cash (used) by investing activities                                 (438,880)          (621,034)             (815,582)
                                                                    -------------      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net                             1,599,830          1,141,000             2,450,330
                                                                    -------------      -------------         -------------

Net cash provided by financing activities                              1,599,830          1,141,000             2,450,330
                                                                    -------------      -------------         -------------

NET INCREASE IN CASH                                                      29,758                100                71,078

CASH, BEGINNING OF PERIOD                                                 41,320                  -                     -
                                                                    -------------      -------------         -------------

CASH, END OF PERIOD                                                 $     71,078       $        100          $     71,078
                                                                    =============      =============         =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

   Debt incurred for oil and gas properties                         $          -       $    396,000          $    446,000
                                                                    =============      =============         =============

   Stock issued for services                                        $    154,600       $          -          $    354,600
                                                                    =============      =============         =============

   Stock issued for payable - related                               $    233,204       $          -          $    233,204
                                                                    =============      =============         =============


                 See accompanying notes to financial statements

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

         The accompanying interim financial statements of Galaxy Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended August 31, 2003 are not necessarily indicative of the operating results for the entire year.

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

         Galaxy Energy Corporation, formerly Galaxy Investments, Inc. (the "Company") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. The Company is a public company that had no operations. On November 13, 2002, the Company completed an agreement (the "Agreement and Plan of Reorganization") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. Dolphin is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Dolphin is an oil and gas exploration company and has not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer).

         On June 2, 2003, the Company completed an agreement whereby it issued 1,951,241 shares of its common stock to acquire all of the shares of Pannonian International, Ltd. ("Pannonian"), a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado. The shares issued to Pannonian were valued at the net assets of Pannonian as of the date of acquisition, June 2, 2003. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in Europe and is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Pannonian is an oil and gas exploration company and has not earned any production revenue, nor found proved resources on any of its properties. Pannonian's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties. As a result of this transaction, Pannonian became a wholly owned subsidiary of the Company.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. For the nine months ended August 31, 2003, the consolidated financial statements include the Company and Dolphin for the entire period, and Pannonian from the effective date of the acquisition, June 2, 2003. All significant intercompany transactions have been eliminated upon consolidation.

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

         In applying the full cost pool method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At August 31, 2003 there were no reserves. Costs of oil and gas properties are considered unevaluated at August 31, 2003.

         IMPAIRMENT

         The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting; a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

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

NOTE 2 - NOTES PAYABLE

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

         During the nine months ended August 31, 2003, notes payable to related parties increased by $274,402. Of this amount, $170,000 were cash advances to the Company and $104,402 were obligations of Pannonian which were assumed in connection with the acquisition of that company.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

NOTE 3 - COMMON STOCK

         During the nine-month period ended August 31, 2003, the Company completed the sale of 1,602,000 shares of its common stock at a price of $1.00 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

         During the nine-month period ended August 31, 2003, Resource Venture Management ("RVM"), an entity owned by a founder of the Company, agreed to convert its outstanding debt at November 30, 2002 in the amount of $233,204 plus management fees for the period December 1, 2002 to February 28, 2003 in the amount of $90,000, to 323,204 shares of the Company's common stock, valued at $1.00 per share. The Company also agreed to convert $10,000 of accounts payable to 10,000 shares of the Company's common stock, valued at $1.00 per share, and issued 60,000 shares for services valued at $54,600, or $0.91 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During the nine months ended August 31, 2003, the Company paid RVM $210,000 (90,000 shares of common stock valued at $1.00 per share and cash of $120,000) pursuant to a consulting agreement with the Company under which RVM is paid $30,000 per month. At August 31, 2003, $120,000 is owed to RVM, consisting of $60,000 per the consulting agreement and $60,000 for additional costs. This amount is included in accounts payable.

NOTE 5 - SUBSEQUENT EVENTS

         The Company engaged in a private offering of secured convertible debentures and warrants in September 2003. The offering was completed in early October 2003, resulting in gross proceeds of $5,640,000. The debenture pays interest at 7% per annum, matures two years from the date of issuance, is secured by all of the Company's assets (subject to an agreement to subordinate in favor of a senior bank lender), and is convertible into shares of the Company's common stock based on a price of $0.59 per share. Investors received five-year warrants to purchase up to 2,867,797 shares at $0.71 per share and 2,867,797 shares at $0.83 per share. The Company is obligated to file a registration statement covering the shares underlying the debenture and warrants by November 22, 2003. The Company may have to record additional future expenses if the convertible feature of the debt results in an beneficial conversion interest to the holder of the debt.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At August 31, 2003, there were no reserves. Costs of oil and gas properties are considered unevaluated at August 31, 2003.

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

RESULTS OF OPERATIONS

         Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the three and nine months ended August 31, 2003, we incurred operating expenses of $654,990 and $1,525,189, respectively. These expenses were primarily for legal expenses, travel and entertainment, management fees, payroll, and investor relations.

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

         Accordingly, our accumulated deficit at August 31, 2003 was $2,662,255.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2003, we had a working capital deficiency of $1,252,731, as compared to a deficiency of $1,012,916 at November 30, 2002. The decrease in working capital was due to the increase in current liabilities, primarily notes payable to related parties.

         Included in current liabilities is a property purchase payable in the amount of $396,000, due on or before August 28, 2003. The seller has agreed to extend the due date of this payment to January 15, 2004 in consideration for a monthly extension fee of $5,000. The extension fees are not credited to the purchase price.

         Since inception, we have funded our activities through the sale of our common stock, raising net proceeds of $850,500 through the period ended November 30, 2002, and net proceeds of $1,599,830 for the nine months ended August 31, 2003. For the nine months ended August 31, 2003, we used cash of $1,131,192 for our operating activities and $438,880 for our investing activities, which consisted of primarily of additions to our oil and gas properties.

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

PLAN OF OPERATION

         Since the end of the fiscal year, we have addressed our working capital deficiency. From December 1, 2002 through August 31, 2003, we raised net proceeds of $1,599,830 through the sale of our common stock. These proceeds have been used for ongoing operations and to pay accrued trade payables. We negotiated with some of our creditors to convert their debt into equity. At
February 28, 2003, Resource Venture Management, a related party, agreed to convert its outstanding debt of $233,204, plus management fees for the three months ended February 28, 2003 in the amount of $90,000, to 323,204 restricted shares of our common stock. Another party converted $10,000 of accounts payable to 10,000 shares of common stock.

         Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitles us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Lieter, Wyoming. To acquire the leases to this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We were required to pay $1,650,000 by October 1, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by October 1, 2003, and drill at least 25 pilot wells by March 1, 2004. We also had the opportunity to acquire a 100% interest in five natural gas wells, for $500,000, by October 1, 2003. Pioneer has extended the obligations due October 1, 2003 to October 16, 2003, to allow negotiation of a new agreement.

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

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and also includes the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before September 15, 2003. The estimated AFE cost per well is $150,000. These dates were extended to December 2, 2003.

         Accordingly, our plan of operation currently depends upon the ability of Horizon to fund the proposed 30-well pilot program. If Horizon is unable to do so, we will seek an extension from Pioneer.

         In addition to our obligations under the Pioneer lease acquisition and drilling agreement, we are obligated to pay $396,000 by January 15, 2004 for our leases in Sheridan County, Wyoming.

         On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region.

         Under the terms of the agreement, we have an option to acquire up to fifty percent (50%) of Quaneco's working interests in certain oil and gas leases covering approximately 206,000 gross acres in the Powder River Basin area of Montana. If the option is fully exercised, we will acquire the working interests in approximately 53,000 net acres. The primary geologic target associated in the acreage is natural gas from shallow coalbeds located at depths of 200 feet to 2,500 feet. The purchase price of the option is $6,625,000 payable in six installments of varying amounts. The first two installments, totaling $1,100,000, were paid. In addition, Quaneco has credited us with payment of $600,000 under the agreement through its purchase of $600,000 in convertible debentures (discussed below).

         In addition, we have the right to earn an undivided 25% working interest in up to 128 gas wells by paying our proportionate share of the costs of drilling such wells. The working interests so earned by us would belong to us without regard to whether we exercise all or none of the purchase option described in the preceding paragraph.

         Also in June 2003, we entered into a non-binding letter of intent to purchase a percentage of working interest in 57,000 gross acres in the Green River Basin in Wyoming for shares of our common stock. We are working towards a definitive agreement for this transaction.

         Effective June 2, 2003, we completed the acquisition of Pannonian International, Ltd., a Colorado corporation, solely for 1,951,241 shares of our common stock. While the acquisition was implemented through the issuance of our common stock, we anticipate that we will need approximately $400,000 of cash during the remainder of the fiscal year ending November 30, 2003, to satisfy Pannonian's trade payables in the ordinary course of business and cover the additional overhead. Pannonian currently has two employees and an office in Denver, Colorado.

         To address the cash requirements for the Quaneco agreement and our working capital needs , we engaged in a private offering of secured convertible debentures and warrants in September 2003. The offering was completed in early October 2003, resulting in gross proceeds of $5,640,000. The debenture pays interest at 7% per annum, matures two years from the date of issuance, is secured by all of our assets (subject to an agreement to subordinate in favor of a senior bank lender), and is convertible into shares of our common stock based on a price of $0.59 per share. Investors received five-year warrants to purchase up to 2,867,797 shares at $0.71 per share and 2,867,797 shares at $0.83 per share. We are obligated to file a registration statement covering the shares underlying the debenture and warrants by November 22, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company has evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in the Company's internal control over financial reporting identified in the above evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended August 31, 2003, the registrant issued 1,951,241 shares in exchange for the outstanding shares of Pannonian International, Ltd. to Pannonian's 34 non-dissenting shareholders, pursuant to the exemption from registration contained in Rule 506 under
         Section 4(2) of the Securities Act of 1933. No underwriters were used.

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

             3.1         Articles of Incorporation (3)

             3.2         Articles of Amendment to Articles of Incorporation (4)

             3.3         Bylaws (3)

            10.1         Escrow Instructions and Agreement dated as of August
                         28, 2002 (5)

            10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)

          REGULATION
          S-B NUMBER                              EXHIBIT

            10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (5)

            10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (5)

            10.5         2003 Stock Option Plan (4)

            10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)

            10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)

            10.8 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)

            10.9 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)

            10.10 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)

            10.11 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)

            10.12 Form of 7% Secured Convertible Debenture due September 24, 2005 (8)

            10.13 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)

            10.14 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)

              21         Subsidiaries of the registrant (5)

            31.1         Rule 13a-14(a) Certification of Principal Executive
                         Officer

            31.2         Rule 13a-14(a) Certification of Chief Financial Officer

            32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        -------------
        (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
        (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.
        (3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
        (4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003.
        (5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.

        (6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
        (7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
        (8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.

        (b) Reports on Form 8-K:

         A report on Form 8-K dated June 2, 2003 was filed on June 10, 2003, reporting, under Items 2 and 5, the acquisition of Pannonian International, Ltd. Financial statements of Pannonian International, Ltd. and pro forma financial statements were not required.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GALAXY ENERGY CORPORATION

Date:  October 14, 2003              By: /s/ CARMEN J. LOTITO
                                        ----------------------------------------
                                            Carmen J. Lotito
                                            Chief Financial Officer

                                  EXHIBIT 31.1

                          RULE 13A-14(A) CERTIFICATION

I, Marc E. Bruner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 14, 2003              /s/ MARC E. BRUNER
                                       -----------------------------------------
                                       Marc E. Bruner,
                                       President (Principal Executive Officer)

                                  EXHIBIT 31.2

                          RULE 13A-14(A) CERTIFICATION

I, Carmen J. Lotito, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Energy Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 14, 2003              /s/ CARMEN J. LOTITO
                                       -----------------------------------------
                                       Carmen J. Lotito
                                       Chief Financial Officer

                                  EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Galaxy Energy Corporation (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc E. Bruner, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ MARC E. BRUNER
-----------------------------------
Marc E. Bruner
President (Chief Executive Officer)

                                  EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Galaxy Energy Corporation (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carmen Lotito, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ CARMEN J. LOTITO
---------------------------------
Carmen J. Lotito
Chief Financial Officer