Form 10QSB/A
period 2003-02-28
GALAXY ENERGY CORP
filed 2003-12-11
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to ________________

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


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
            has been subject to such filing requirements for the past
                            90 days. Yes     No  X
                                        ----   ----


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           31,235,262 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2003


Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                -----    ------

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

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2003, we had a working capital deficiency of $446,566, as compared to a deficiency of $1,012,916 at November 30, 2002. The increase in working capital was due to the receipt of proceeds from our private placement of stock and subscriptions receivable. In addition, we reduced our accounts payable to related parties by $233,204 by converting that liability into equity.

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

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and also includes the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before May 15, 2003. The estimated AFE cost per well is $150,000

         Accordingly, our plan of operation currently depends upon the ability of Horizon to fund the proposed 30-well pilot program. If Horizon is unable to do so, we will need to raise the capital through the sale of our debt and/or equity securities. We are currently engaging in these capital-raising efforts should Horizon be unable to fund the payments due to Pioneer by May 15, 2003. In March and April 2003, 565,000 shares were subscribed and paid for at $1.00 per share, for gross proceeds of $565,000.

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

FORWARD-LOOKING STATEMENTS


         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions

(either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under "Item 2. Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


ITEM 3.  CONTROLS AND PROCEDURES




         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION
























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

              31.1        Rule 13a-14(a) Certification of Principal Executive
                          Officer

              31.2        Rule 13a-14(a) Certification of Principal Financial
                          Officer

              32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        -------------------
        (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
        (2)  Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
        (3)  Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.

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


                                   GALAXY ENERGY CORPORATION




Date:  December 11, 2003           By: /s/ CARMEN LOTITO
                                      ------------------------------------------
                                      Carmen Lotito
                                      Chief Financial Officer