Form 10QSB/A
period 2003-05-31
GALAXY ENERGY CORP
filed 2003-12-11
CIK 1132784

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

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days. Yes x   No
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

            2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)

            3.1        Articles of Incorporation (3)


            3.2        Articles of Amendment to Articles of Incorporation (5)


            3.3        Bylaws (3)

           10.1        Escrow Instructions and Agreement dated as of August 28,
                       2002 (4)

           10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (4)

           10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (4)

           10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (4)


           10.5        2003 Stock Option Plan (5)



           10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (5)



           10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (5)


            21         Subsidiaries of the registrant (4)


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

       ------------------
       (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.

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

       (5) Filed with the initial filing of this report on Form 10-QSB.


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

                                  GALAXY ENERGY CORPORATION



Date:  December 11, 2003          By:  /s/ CARMEN J. LOTITO
                                     -------------------------------------------
                                       Carmen J. Lotito
                                       Chief Financial Officer