Form 10QSB/A
period 2003-08-31
GALAXY ENERGY CORP
filed 2003-12-11
CIK 1132784

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to ________________

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

           33,971,503 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 31, 2003

  Transitional Small Business Disclosure Format (check one):   Yes    No  X
                                                                  ---    ---

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

         REGULATION
         S-B NUMBER                          EXHIBIT


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

                                       GALAXY ENERGY CORPORATION



Date:  December 11, 2003               By:   /s/ CARMEN J. LOTITO
                                          --------------------------------------
                                             Carmen J. Lotito
                                             Chief Financial Officer