Form 10KSB/A
period 2002-11-20
GALAXY ENERGY CORP
filed 2003-12-30
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended November 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ______________

                         Commission file number: 0-32237


                            GALAXY ENERGY CORPORATION
                 (Name of small business issuer in its charter)


             COLORADO                                   98-0347827
   (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization                   Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                  ---      ---

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


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


         Six producible coal seams have been identified throughout the lease area, which range from 10 feet to 35 feet in thickness and with depths of 600 to 3,200 feet below the surface. The primary targets are coal beds in the Fort Union Formation. Drilling depths range from 2,100 to 2,500 feet. The Fort Union Formation is expected to have about 130 feet of aggregate coal separated into 8 to 12 widely spaced beds. The coals are widespread and have a nearly continuous distribution. Based on historical production from other similar areas within this basin, which are producing gas from the same Fort Union Formation coals in approximately 11,000 active wells, economically recoverable amounts of gas are expected to be present here. The successful implementation of multi-seam well completion technology and cost effective produced water management in accordance with existing established practices and requirements will greatly enhance results.


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


         To acquire the leases to this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We must pay $1,650,000 by May 15, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by May 15, 2003, and drill at least 25 pilot wells by October 1, 2003. We may also acquire a 100% interest in five natural gas wells, for $500,000, by May 15, 2003. The wells were drilled in late 2001, have been completed, and are almost dewatered. We do not have any estimates as to reserves attributed to these wells.


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


         Horizon  Exploitation,  Inc. is a Colorado  corporation and the general partner of two U.S. limited liability limited partnerships, which are subsidiaries of a German-based fund, the Horizon Exploitation Fund GmbH & Co. KG, managed by Horizon Exploitation Fund Verwaltung GmbH, a German corporation., in Basel, Switzerland. The German-based fund would be the actual entity providing the monies needed for drilling. The Colorado corporation only provides administrative support for any investments made by the German-based fund. The German-based fund is still in the process of raising its capital.


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

    ---------------------------------------------------------------------
                                  GROSS                        NET
    ---------------------------------------------------------------------
    Wyoming (1)                   1,440 (2)                   1,440
    ---------------------------------------------------------------------
    East Texas                    2,452                       2,452
    ---------------------------------------------------------------------
    Romania                      21,538 (3)                  21,538
    ---------------------------------------------------------------------
       Total acres               25,430                      25,430
    ---------------------------------------------------------------------
    ----------------
    (1)     Does not include the 15,657 acres acquired in January 2003. See
            Item 2. Description of Property.
    (2) If we do not make a payment of $396,000 by August 28, 2003, we will lose our rights to this property.
    (3)     Approximately 13,715 acres have 5 meters or more of coal under it.

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



                                     PART II




ITEM 8A. CONTROLS AND PROCEDURES



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


                                    PART III



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                         EXHIBIT
--------------------------------------------------------------------------------
       2.1          Agreement and Plan of Reorganization dated as of November 1,
                    2002, by and among Galaxy Investments, Inc., Dolphin
                    Acquisition Corporation, and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       10.1         Escrow Instructions and Agreement dated as of August 28,
                    2002 (3)
--------------------------------------------------------------------------------
       10.2         Lease Acquisition and Drilling Agreement dated as of
                    September 30, 2002, as amended (3)
--------------------------------------------------------------------------------
       10.3         Coal Bed Methane Participation Agreement dated as of October
                    1, 2002, as amended (3)
--------------------------------------------------------------------------------
       10.4         Letter agreement among Dolphin Energy Corporation, Harbor
                    Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
                    (3)
--------------------------------------------------------------------------------
        21          Subsidiaries of the registrant (3)
--------------------------------------------------------------------------------

       31.1         Rule 13a-14(a) Certification of Principal Executive Officer

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                         EXHIBIT
--------------------------------------------------------------------------------

       31.2         Rule 13a-14(a) Certification of Chief Financial Officer

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
-----------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.

(3)  Filed previously.


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

                                            GALAXY ENERGY CORPORATION




Date:  December 29, 2003                    By: /s/ MARC E. BRUNER
                                               ---------------------------------
                                                  Marc E. Bruner, President