Form 10KSB
period 2003-11-30
GALAXY ENERGY CORP
filed 2004-03-05
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the fiscal year ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________  to _____________

                         Commission file number: 0-32237

                            GALAXY ENERGY CORPORATION
                 (Name of small business issuer in its charter)

                COLORADO                                  98-0347827
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                         Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $128,023,369 AS OF FEBRUARY 27, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,683,932 AS OF FEBRUARY 27, 2004

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                  ----      ----

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


                                    GLOSSARY

         The following is a description of the meanings of some of the natural gas and oil industry terms used in this report.

         AFE (AUTHORIZATION FOR EXPENDITURE). An estimate of the costs of drilling and completing a proposed well, which the operator provides to each working interest owner before the well is commenced.

         CASING. Steel pipe that screws together and is lowered into the hole after drilling is complete. It is used to seal off fluids and keeps the hole from caving in.

         COMPLETION. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         DEVELOPMENT WELL. A well drilled in to a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

         DOWNHOLE. Refers to equipment or operations that take place down inside a borehole.

         DRY HOLE. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         EXPLORATORY WELL. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

         FARM-IN OR FARM-OUT. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

         GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which a working interest is owned.

         NET ACRES OR NET WELLS. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

         OPERATOR. The individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

         OVERRIDING ROYALTY. A revenue interest in oil and gas, created out of a working interest. Like the lessor's royalty, it entitles the owner to a share of the proceeds from gross production, free of any operating or production costs.

         PRODUCTIVE WELL. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

         PROSPECT. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

         RESERVOIR. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

         SURFACE CASING. Pipe that is set with cement through the shallow water sands to avoid polluting the water and keep the same from caving in while drilling a well.

         UNDEVELOPED ACREAGE. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

         WORKING INTEREST. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are in the business of oil and gas exploration and production and are currently acquiring and developing coal bed methane ("CBM") and other unconventional and conventional natural gas properties in Wyoming, Montana, Texas, Europe and other areas that offer attractive exploitation opportunities for natural gas. To date, we have engaged in only limited drilling activities and have mostly undeveloped acreage.

         We conduct exploration activities to locate natural gas and crude petroleum through two wholly-owned subsidiaries, Dolphin Energy Corporation and Pannonian International, Ltd. Should we commence production of these products, we anticipate that generally they will be sold at the wellhead to purchasers in the immediate area where the products are produced. We expect that the principal markets for oil and gas will be refineries and transmission companies that have facilities near our producing properties.

BACKGROUND

         We were incorporated in the State of Colorado on December 17, 1999 under the name "Galaxy Investments, Inc.," to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, and other parts of Canada. On November 1, 2002, we entered into an agreement and plan of reorganization to acquire all of the issued and outstanding capital stock of Dolphin Energy Corporation, a Nevada corporation, for approximately 70% of our outstanding common stock. The acquisition of Dolphin Energy was completed as of November 13, 2002. We changed our name to "Galaxy Energy Corporation" on May 15, 2003.

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

         On May 7, 2003, we entered into a share exchange agreement with Pannonian International, Ltd., a Colorado corporation, whereby we would acquire that company solely for shares of our common stock. We completed the acquisition as of June 2, 2003 and issued 1,951,241 shares of our common stock, making Pannonian International a wholly-owned subsidiary.

DEVELOPMENT AND ACQUISITION CAPITAL EXPENDITURES

         During the fiscal years ended November 30, 2003 and 2002, we incurred $2,312,011 and $873,797, respectively, in identifying and acquiring petroleum and natural gas leases and prospect rights.

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

EMPLOYEES

         As of February 29, 2004, we had a total of 7 full time employees and no part-time employees. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS ASSETS

         POWDER RIVER BASIN - WYOMING (LEITER FIELD). Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitled us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming. The project area is 20 to 30 miles west of the main north-south CBM fairway in Campbell County, Wyoming, and is approximately 9 miles west of the nearest established CBM production. Most of our acreage is positioned along roads and pipelines. There is 20-inch gas transmission line crossing our leased property, and U.S. Highway 14 runs through the project area and provides year-round access.

         Ten producible coal seams have been identified throughout the lease area, which range from 10 feet to 35 feet in thickness and with depths of 600 to 2,100 feet below the surface. The primary targets are coal beds in the Fort Union Formation. Drilling depths range from 1,700 to 2,100 feet. The Fort Union Formation is expected to have about 130 feet of aggregate coal separated into 8 to 10 widely spaced beds. The coals are widespread and have a nearly continuous distribution. The successful implementation of multi-seam well completion technology and cost effective produced water management in accordance with existing established practices and requirements will greatly enhance results. Mud logs from the five existing wells on this property indicate the presence of gas in these coal seams. The mud log gas shows are consistent with other Fort Union coals in the western portion of the Powder River Basin. Based on historical production from other similar areas within this basin, which are producing gas from the same Fort Union Formation coals in approximately 11,000 active wells, we are optimistic that economically recoverable amounts of gas will be present here. However, we do not yet have any production tests from these wells on this property that substantiate the amount of gas, and we recognize that analogies drawn from available data from other wells or producing fields may not be applicable to our drilling prospects.

         Assuming that we can reach a new agreement with the landowners on suitable terms, our goal is to start a continuous drilling program into the potential productive seams and to maintain and develop the Leiter area as long as it produces marketable quantities of gas. We have determined that the initial target will be the Pawnee seam. The thickness of this seam varies from 20 to 30 feet at a depth of 1,800 feet. Other candidates include the Anderson

Formation with a thickness of 20 to 25 feet at a depth of 600 feet below the surface. These zones have been targeted as they are the least expensive to produce and have manageable amounts of water and the highest potential quantities of gas.

         To acquire the leases covering this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We were required to pay $1,650,000 by October 1, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by October 1, 2003, and drill at least 25 pilot wells by March 1, 2004. The agreement also provided for the acquisition of a 100% interest in five natural gas wells, for $500,000, by October 1, 2003. Pioneer extended the obligations due October 1, 2003 to October 31, 2003, to allow for negotiation of a new agreement.

         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases currently require the drilling of 60 wells by March 9, 2004. We have initiated discussions and expect to renegotiate the terms of the leases with the mineral owners.

         During our first fiscal quarter, which ended February 29, 2004, we transferred 16 existing permits from Pioneer to us, drilled five new wells and set seven-inch production casing in those wells, commenced and set surface casing in five additional wells, and started drilling below surface casing in two new wells. In addition, we have commenced location surveying, permit procedures, and surface agreement approval for an additional portion of these leases.

         Effective October 1, 2002, we entered into a Coal Bed Methane Participation Agreement with Horizon Exploitation, Inc., a Colorado corporation ("Horizon"), to provide funding for the development of our Pioneer leasehold interests and establish an area of mutual interests in the Powder River Basin located in Wyoming and Montana for future projects on the same terms as described below.

         Under the terms of the agreement Horizon may participate, subject to funding, in the development of up to 120 wells and the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before September 15, 2003. The estimated AFE cost per well is $150,000. We earn an initial 15% carried interest in all wells drilled and purchased. We also have an option to purchase additional working interest from Horizon at Horizon's initial well cost. After the completion of a 30-well pilot program, we can purchase an additional 25% working interest in each of the wells at Horizon's initial well and land cost. An additional 25% can be purchased on the same terms from Horizon within two years after the completion of the pilot program. These dates were extended to January 15, 2004. Since this agreement has now expired, we are in the process of negotiating a new agreement.

         Horizon  Exploitation,  Inc. is a Colorado  corporation and the general partner of two U.S. limited liability limited partnerships, which are subsidiaries of a German-based fund, the Horizon Exploitation Fund GmbH & Co. KG, managed by Horizon Exploitation Fund Verwaltung GmbH, a German corporation, in Basel, Switzerland. The German-based fund would be the actual entity providing the monies needed for drilling. The Colorado corporation only provides administrative support for any investments made by the German-based fund. The German-based fund is in the process of raising its capital. As of February 29, 2004, it had not yet obtained its desired funding.

         POWDER RIVER BASIN - WYOMING (BUFFALO RUN, PIPELINE RIDGE, HORSE HILL AND DUTCH CREEK). In January 2004, we acquired an operating interest in 61 existing CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming from DAR, LLC, in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655, and $2,600,000 in future payments. The amount of $1,000,000 is due January 14, 2005 and $1,600,000 is due June 24, 2005.

         This property is located approximately 12 miles southeast of Sheridan, Wyoming, and is divided into four CBM development projects: Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek. The project area contains up to eight separate coals, ranging in depth from 150 feet to 1,800 feet. Coal thickness ranges from 20 feet to 70 feet, generally thinning with depth. Gas content ranges from 30 to 90 cubic feet per ton, generally increasing with depth. We estimate that full development of this project area is expected to require up to 280 wells, with two or three wells per location and up to four coal zone completions per well.

         The four projects are in the early implementation stages with 61 wells already drilled to various depths. Of these, 32 have been completed and approximately half of those exhibit shut-in gas pressures of up to 50 pounds per square inch at the wellhead. The remaining wells have all had significant gas shows during drilling, but wellhead surface pressures are suppressed until dewatering begins. None of these wells has been stimulated or placed on production yet. Contracts for electrical power supply have been executed with two utilities, Powder River Energy and Montana Dakota Utilities. Negotiations for pipeline access are underway, and a connecting line will be constructed by the time the remaining wells are completed and the field is electrified and the gathering infrastructure is in place. We plan to drill additional development wells throughout these project areas commencing spring 2004.

         We propose to accomplish water disposal without surface discharge through re-injection and off-channel storage ponds. Injectivity tests have been performed to confirm that the Bar N Coal and shallow water sands will accommodate a significant volume of water injection. This method of water disposal has been implemented in several CBM projects and is approved by the regulatory authorities.

         As a result of this acquisition we have approximately a 65% working interest in the Buffalo Run project, which has 19 wells drilled and completed and another 25 wells in various stages of completion, and a 50% working interest in the Dutch Creek project, which has 13 wells drilled and completed and another four wells in various stages of completion.

         We have agreed to employ Continental Industries, LC, an affiliate of DAR, LLC, as operator on our Wyoming Powder River Basin leases. Continental, a privately-held exploration and production company based in Casper, Wyoming, was among the first CBM participants in the Powder River Basin and has extensive CBM experience. Since 1999, Continental has implemented successfully five CBM projects with over 200 wells.

         GREEN RIVER BASIN - WYOMING. In June 2003, we entered into a non-binding letter of intent to purchase a percentage of working interest in 57,000 gross acres in the Green River Basin in Wyoming for shares of our common stock. We are working towards a definitive agreement for this transaction.

         POWDER RIVER BASIN - MONTANA. On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region.

         Under the terms of the agreement, we have an option to acquire up to 50% of Quaneco's working interests in certain oil and gas leases covering approximately 206,000 gross acres in the Powder River Basin area of southern Montana. If the option is fully exercised, we will acquire the working interests in approximately 53,000 net acres. The primary geologic target associated in the acreage is natural gas from shallow coalbeds located at depths of 200 feet to 2,500 feet. The purchase price of the option is $6,625,000 payable in six installments of varying amounts. The first two installments, totaling $1,100,000, were paid. In addition, Quaneco has credited us with payment of $600,000 due to be paid under the agreement on or before January 15, 2004, through its purchase of $600,000 in convertible debentures (discussed below).

         In addition to the purchase option, we have the right to earn an undivided 25% working interest in up to 128 gas wells by paying our proportionate share of the costs of drilling such wells. The working interests so earned by us would belong to us without regard to whether we exercise all or none of the purchase option described in the preceding paragraph.

         We determined this to be a fair transaction for us, based on our study of the area. Multiple coal seams are present in this prospect area, with a total coal thickness of approximately 100 feet. There are several surface structures and faults in the prospect area that were mapped by the U.S. Geological Survey and the Montana Bureau of Mines. We believe that these structural features are expected to enhance the CBM gas production. Data used in defining the prospect area was taken from these agencies, as well as information from abandoned deeper oil and gas wells drilled in the area. CBM gas production has been established approximately 6 miles south of the area where cumulative production to date is about 20 billion cubic feet of natural gas. Leasing costs for similar acreage, including initial bonus fees, broker costs, title work, and some rentals, vary between $100 and $200 per acre. This agreement with Quaneco provides for a cost of $125 per acre.

         This acreage is divided into two projects: the Kirby prospect and the Castle Rock prospect. We intend to participate in a 16-well pilot program on the Kirby prospect for our 25% working interest share during 2004. We also intend to participate in an initial core hole program on the Castle Rock prospect designed to further evaluate the primary zones of interest for our 25% working interest share.

         EAST TEXAS. As of November 30, 2003, we have paid-up leases covering approximately 2,780 acres in the vicinity of the Trawick Field, located in Rusk and Nacogdoches Counties, Texas. Leases covering approximately 1,118 acres are for a three-year term expiring in late 2005 and early 2006, while the leases covering the remaining approximately 1,662 acres are for a five-year term expiring in 2007. With the exception of two leases with an 18.75% royalty interest covering approximately 79 acres, and one lease with a 20% royalty interest covering approximately 170 acres, all of the leases provide for a 16.67% royalty interest to the mineral owner.

         All of the leases are held by either Harbor Petroleum, LLC or Florida Energy, Inc. on behalf of Dolphin Energy Corporation and Dolphin is responsible for payment of all of the acquisition costs and maintenance costs of the leases. Both Harbor Petroleum, LLC and Florida Energy, Inc. are related parties. See "Item 12. Certain Relationships and Related Transactions." Dolphin Energy owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida
Energy. However, with respect to 400 contiguous acres designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin Energy has agreed to pay Florida Energy a bonus of $50,000 for identifying this lease play. This bonus obligation is evidenced by a promissory note due March 7, 2004 and bears interest at the annual rate of 7-1/2%.

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

         In 2004, we propose to drill a vertical wellbore through the deepest potential Travis Peak sandstone in the five specific prospect areas we are targeting.

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

Pannonian has already spent in excess of $6,000, thereby satisfying its requirements through October 21, 2004.

         Pannonian proposes to drill a well in 2004, as Pannonian management believes that it has a drill site in close proximity to where an earlier well has blown out methane. This drill site is approximately 1.5 miles from a 20-inch gas trunk pipeline, and is approximately the same distance from an electrical generation plant that uses both natural gas and coal as fuel. Pannonian estimates that it would cost approximately $475,000 to test and complete a well as a producing well. If Pannonian could drill a successful producing well, it could then attract the necessary capital to drill other offset development wells.

         We believe that the proximity to the gas trunk pipeline is a significant factor in analyzing the economic viability of a project in this area. We estimate the cost of tying-in to this pipeline to range from approximately $168,000 to $863,000, depending upon whether gas/water separators and a compressor would be required. Since we have not yet drilled any wells on this property and thus do not have any proved reserves, we can analyze economic viability using only conservative CBM production model curves. Based upon these conservative CBM production model curves, current natural gas/CBM sales prices in Romania, and existing Romanian currency rates, we estimate that we would need 13 wells to justify a tie-in to the pipeline.

         The property is subject to a royalty interest of approximately 7-1/2% to the Romanian government and 2-1/2% to the coal mining company.

         Pannonian has applied for a concession on an additional 120,000 acres in Romania and has identified further European license areas for which it is in the application process.

         NEUES BERGLAND - GERMANY. In December 2003, the 149,435-acre Neues Bergland Exploration Permit was granted for a three-year term to Pannonian International (50%) and two co-permitees (each with 25%). Both of the co-permittees are privately-held oil and gas companies that are not affiliated with us. Under the terms of the permit, we and our co-permittees have the exclusive right to explore for natural resources within the permit area, subject to the obtaining the approval from third-party landowners. Permit holders must pay field taxes by May 31 of each year for the previous calendar year. Permit holders can deduct from field taxes those expenditures incurred by the permit holder that were necessary to obtain geophysical, geochemical, petrological or reservoir data, such as geophysical work with processing, drilling operations, reprocessing work, and fracturing with the goal of transforming a non-producing into a producing reservoir.

         The permit requires the drilling of an initial exploration test borehole during 2004. The estimated cost of phase one of this work program, which consists of building the drillsite, drilling and testing the first exploration test borehole, evaluating the borehole with a long-term flow-test program, evaluating the test results, and re-evaluating the economic, environmental, regulatory, and technical issues is $1,500,000. Our current plan is to proceed with phase one only if we can obtain the necessary funding through a farm-out arrangement. The costs incurred in connection with phase one would offset all of the field taxes for 2004.

         The initial drill site is approximately two miles from a local gas distribution grid (8" pipeline) and about 4 miles from a 38", 1000 pounds per square inch, international trunk pipeline. The proximity to these in-place gas distribution systems would provide excellent marketing potential in what is considered to be one of Europe's best natural gas markets. A drilling schedule for this permit will be announced once we know whether the necessary funding is available.

PRODUCTIVE GAS WELLS

         The following summarizes our productive and shut-in gas wells as of February 29, 2004. Productive wells are producing wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

                                            PRODUCTIVE GAS WELLS
                                          GROSS                  NET
     Producing gas wells                     -                     -
     Shut-in gas wells                      37                    24
                                            --                    --
        Total                               37                    24
                                            ==                    ==

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of February 29, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                         UNDEVELOPED ACRES                 DEVELOPED ACRES
                      GROSS              NET           GROSS              NET
    Wyoming          24,622            20,069          2,960             1,908
    East Texas        2,780             2,780             --                --
    Romania          21,538            21,538             --                --
                     ------            ------          -----             -----
         Total       48,940            44,387          2,960             1,908
                     ======            ======          =====             =====

DRILLING ACTIVITY

         We had no drilling activity during the year ended November 30, 2003.

PRESENT ACTIVITIES

         As of February 29, 2004, we had active operations only in Wyoming. We had 10 gross wells (10 net wells) in process of drilling. These 10 wells do not include the five already completed at the Leiter field or the 61 wells in the Buffalo Run and Dutch Creek projects.

OFFICE SPACE

         Our principal executive offices are located at 1001 Brickell Bay Drive, Suite 2202, Miami, Florida, where we lease approximately 1,300 square feet of space on a lease expiring June 30, 2005.

         We opened an office at 1331 - 17th Street, Suite 730, Denver, Colorado, in January 2004. We lease approximately 2,580 square feet of office space under a lease expiring February 28, 2007.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") under the symbol "GAXI" since December 10, 2001. The trading symbol often appears as "GAXI.OB" in quotation requests on the Internet. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                          HIGH BID       LOW BID

         February 28, 2002.......................       $   --         $  --
         May 31, 2002............................       $   1.00       $  0.56
         August 31, 2002.........................       $   1.25       $  0.55
         November 30, 2002.......................       $   1.51       $  0.78
         February 28, 2003.......................       $   1.47       $  1.03
         May 31, 2003............................       $   1.25       $  0.87
         August 31, 2003.........................       $   0.90       $  0.63
         November 30, 2003.......................       $   2.57       $  0.60
         February 29, 2004.......................       $   3.78       $  1.95

         On February 27, 2004, the closing price for the common stock was $3.74.

         As of January 31, 2004, there were 184 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

         We engaged in a private placement of secured convertible debentures and warrants in September 2003. The offering was completed in early October 2003, resulting in gross proceeds of $5,640,000 ($5,040,000 in cash and $600,000 in oil and gas properties). The debentures pay interest at 7% per annum, mature two years from the date of issuance, are secured by all of our assets (subject to an agreement to subordinate in favor of a senior bank lender), and are convertible into shares of our common stock based on a price of $0.59 per share. Investors received five-year warrants to purchase up to 2,867,797 shares at $0.71 per share and 2,867,797 shares at $0.83 per share. We relied upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, since all of the 15 purchasers were accredited investors. We paid cash commissions of $387,800 and issued five-year warrants to the placement agents, entitling them to purchase up to 230,847 shares of common stock at $0.59 per share.


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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At November 30, 2003 and 2002, there were no reserves. Costs of oil and gas properties are considered unevaluated at November 30, 2003 and 2002.

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

STOCK BASED COMPENSATION.

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. We do not believe that adoption of this Statement will have a material impact on the financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that adoption of this Statement will have a material impact on the financial statements.

STATUS OF OIL AND GAS PROPERTIES

         POWDER RIVER BASIN - WYOMING. Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitled us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming. To acquire the leases covering this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We were required to pay $1,650,000 by October 1, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by October 1, 2003, and drill at least 25 pilot wells by March 1, 2004. The agreement also provided for the acquisition of a 100% interest in five natural gas wells, for $500,000, by October 1, 2003. Pioneer extended the obligations due October 1, 2003 to October 31, 2003, to allow for negotiation of a new agreement.

         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases currently require the drilling of 60 wells by March 9, 2004. We have initiated discussions and expect to renegotiate the terms of the leases with the mineral owners.

         During our first fiscal quarter, which ended February 29, 2004, we transferred 16 existing permits from Pioneer to us, drilled five new wells and set seven-inch production casing in those wells, commenced and set surface casing in five additional new wells, and started drilling below surface casing in two new wells. In addition, we have commenced location surveying, permit procedures, and surface agreement approval for an additional portion of these leases.

         Effective October 1, 2002, we entered into a Coal Bed Methane Participation Agreement with Horizon Exploitation, Inc., a Colorado corporation ("Horizon"), to provide funding for the development of our Pioneer leasehold interests and establish an area of mutual interests in the Powder River Basin located in Wyoming and Montana for future projects on the same terms as described below.

         Under the terms of the agreement, Horizon may participate, subject to funding, in the development of up to 120 wells and the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development is subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before September 15, 2003. The estimated AFE cost per well is $150,000. These dates were extended to January 15, 2004. Since this agreement has now expired, we are in the process of negotiating a new agreement. As of the date of this report, we understand that Horizon has not obtained its funding.

         We had an option to acquire additional leases in Sheridan County, Wyoming, by paying $396,000 by January 15, 2004. We paid $36,000 in August 2002 and payments of $5,000 in each of October, November, and December 2003 for the option. We did not exercise the option and expensed the $51,000 paid for the option, $46,000 of which was expensed during the year ended November 30, 2003.

         In January 2004, we acquired an operating interest in 61 existing CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming from DAR, LLC, in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655, and $2,600,000 in future payments. The amount of $1,000,000 is due January 14, 2005 and $1,600,000 is due June 24, 2005. We have agreed to employ Continental Industries, LC, an affiliate of DAR, LLC, as operator on our Wyoming Powder River Basin leases.

         As a result of this acquisition we have approximately a 65% working interest in the Buffalo Run project, which has 19 wells drilled and completed and another 25 wells in various stages of completion, and a 50% working interest in the Dutch Creek project, which has 13 wells drilled and completed and another four wells in various stages of completion.

         POWDER RIVER BASIN - MONTANA. On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region.

         Under the terms of the agreement, we have an option to acquire up to 50% of Quaneco's working interests in certain oil and gas leases covering approximately 206,000 gross acres in the Powder River Basin area of Montana. If the option is fully exercised, we will acquire the working interests in approximately 53,000 net acres. The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet. The purchase price of the option is $6,625,000 payable in six installments of varying amounts. The first two installments, totaling $1,100,000, were paid. In addition, Quaneco has credited us with payment of $600,000 under the agreement through its purchase of $600,000 in convertible debentures (discussed below).

         In addition to the purchase option, we have the right to earn an undivided 25% working interest in up to 128 gas wells by paying our proportionate share of the costs of drilling such wells. The working interests so earned by us would belong to us without regard to whether we exercise all or none of the purchase option described in the preceding paragraph.

         JIU VALLEY - ROMANIA. Effective June 2, 2003, we completed the acquisition of Pannonian International, Ltd., a Colorado corporation, solely for 1,951,241 shares of our common stock, thereby acquiring Pannonian's concession agreement covering 21,538 gross acres in the Jiu Valley Coal Basin in Romania.

         NEUES BERGLAND - GERMANY. Effective December 12, 2003, Pannonian International and two non-affiliated private oil and gas companies were granted an exploration permit covering 149,435 acres.

RESULTS OF OPERATIONS

         YEAR ENDED NOVEMBER 30, 2003. Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the year ended November 30, 2003, we incurred operating expenses of $2,579,595, primarily for legal expenses ($381,166), investor relations ($374,275), interest expense ($368,649), travel and entertainment ($321,463), management fees to Resource Venture Management ($320,000), and payroll salaries and taxes ($258,686). These expenses were incurred in the effort to acquire the properties described above and secure the funding necessary to carry out the acquisitions. Included in investor relations expenses were amounts incurred with public relations firms for website development and hosting, writing and disseminating press releases and company profile pieces, and responding to investor and shareholder inquiries. In addition, we expensed $65,769 as a result of our decision not to exercise an option to acquire additional leases in Wyoming and Pannonian's decision to abandon a property in Australia.

         PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002. For the period from inception to November 30, 2002, we incurred operating expenses of $1,140,066, primarily for contract services - Resource Venture Management ($692,500), consulting fees and payroll ($125,265), legal fees ($103,314), and travel and entertainment ($102,479).

         Accordingly,   our  accumulated   deficit  at  November  30,  2003  was
$3,719,661.

         We expect operating expenses to increase from current levels due to our anticipated activities. With the acquisition of Pannonian International, we opened an office in Denver in addition to our offices in Miami.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2003, we had working capital of $1,756,776, as compared to a deficiency of $1,012,916 at November 30, 2002. The increase in working capital was due to the receipt in offering proceeds from the debenture offering described below.

         Since inception, we have funded our activities through the sale of our debt and equity securities, raising net proceeds of $850,500 through the period ended November 30, 2002, and net proceeds of $6,151,278 for the year ended November 30, 2003. For the year ended November 30, 2003, we used cash of $2,128,993 for our operating activities and $1,824,085 for our investing
activities,   which  consisted  primarily  of  additions  to  our  oil  and  gas properties.

PLAN OF OPERATION

         Since the beginning of our last fiscal year, we have been addressing our working capital deficiency and raising capital for our planned drilling operations and property acquisitions. From December 1, 2002 through November 30, 2003, we raised net proceeds of $6,151,278 through the sale of our common stock and convertible debentures. These proceeds have been used for ongoing operations and to pay accrued trade payables.

         We also negotiated with some of our creditors to convert their debt into equity. During the fiscal year ended November 30, 2003, Resource Venture Management, a related party, agreed to convert $233,204 of debt outstanding at November 30, 2002, plus management fees for three months in the amount of $90,000 incurred during fiscal 2003, to 323,204 restricted shares of our common stock. Another party converted $10,000 of accounts payable to 10,000 shares of common stock.

         To address the cash requirements for the Quaneco agreement and our working capital needs, we engaged in a private placement of secured convertible debentures and warrants in September 2003. The offering was completed in early October 2003, resulting in gross proceeds of $5,640,000, $600,000 of which was a credit against our property payment obligations. The debentures pay interest at 7% per annum, mature two years from the date of issuance, are secured by all of our assets (subject to an agreement to subordinate in favor of a senior bank lender), and are convertible into shares of our common stock based on a price of $0.59 per share. Investors received five-year warrants to purchase up to 2,867,797 shares at $0.71 per share and 2,867,797 shares at $0.83 per share. We have filed a registration statement we were obligated to file, covering the shares underlying the debenture and warrants. We anticipate that upon the effectiveness of the registration statement, some of the warrants may be exercised because the exercise prices of the warrants are significantly lower than the current market price of our common stock.

         Accordingly, we had positive working capital of $1,756,776 at November 30, 2003.

         We completed a private placement of 2,503,571 shares of our common stock and warrants to purchase 500,715 common shares on December 18, 2003, resulting in gross proceeds of $3,505,000. The warrants are exercisable for a four-year period at a price of $2.71 per share. We granted registration rights to the purchasers in this private placement.

         We completed a second private placement of 6,637,671 shares of our common stock and warrants to purchase 1,327,535 common shares on January 15, 2004, resulting in gross proceeds of $11,947,800. The warrants are exercisable for a five-year period at a price of $4.05 per share. We granted registration rights to the purchasers in this private placement as well.

         As of February 29, 2004, our obligations and commitments to make future payments are as follows:

                                              THROUGH               THROUGH
        CONTRACTUAL OBLIGATIONS(1):      NOVEMBER 30, 2004     NOVEMBER 30, 2005
        Quaneco purchase option           $    3,268,750        $    1,656,250
        Convertible debentures(2)                248,850             5,016,500
        Miami office lease                        45,490                26,738
        Denver office lease                       36,230                50,540
                                          --------------        --------------
        Total                             $    3,599,320        $    6,750,028
                                          ==============        ==============
------------
(1)    Does not include obligations under promissory notes to related parties.
(2) The payment obligation for the debentures will be reduced to the extent the debentures are converted into shares of our common stock.

         In addition to the above obligations, we have budgeted for the following:

       1) $9,950,000 for Wyoming operations to complete existing wells, to construct necessary production facilities and infrastructure required to commence gas production and sales, and to drill and complete additional development wells;

       2)    $800,000  for  Montana   operational   expenditures   to    include
             participation in a core hole program, a 16-well pilot program, and related project permitting costs; and

       3) $800,000 for a proposed vertical wellbore to test the first of five prospect areas on our East Texas leases.

         The above budget allocations may change, depending upon the results of these initial programs.

         We do not plan to engage in all of these drilling activities unless we have secured more funding in an amount sufficient to cover these commitments. We are pursuing several financing alternatives that involve the sale of debt and/or equity securities. We cannot assure you that we will be successful in these efforts. If we fail to raise amounts sufficient to cover the obligations relating to the purchase of property interests, we will forfeit amounts already paid. If we fail to pay interest on the debentures on a timely basis, our assets will be subject to foreclosure.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 15, 2002, our directors approved the election of Wheeler Wasoff, P.C. to audit the financial statements for the fiscal year ended
November 30, 2002. Also on November 15, 2002, we dismissed the former accountants, Andersen Andersen & Strong, L.C. Our board of directors recommended Wheeler Wasoff, P.C. because that firm was the existing certifying accountant for Dolphin Energy Corporation, which was the accounting survivor of the reverse acquisition described above. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Wheeler Wasoff, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. We did not receive, and Wheeler Wasoff, P.C. did not provide, any written or oral advice that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue prior to its engagement by us.

         Andersen Andersen & Strong, L.C. had audited our financial statements for the fiscal year ended November 30, 2001. The report of Andersen Andersen & Strong, L.C. did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

         The audit report of Andersen Andersen & Strong, L.C. on our financial statements as of and for the fiscal year ended November 30, 2001 contained a separate paragraph stating: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the two most recent fiscal years and the subsequent interim period through November 15, 2002, there were no disagreements with Andersen Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Andersen Andersen & Strong, L.C., would have caused it to make reference to the subject matter of the disagreement in connection with its report.


ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

         NAME                            AGE     POSITION
         Marc E. Bruner                   31     President and Director
         Carmen Lotito                    59     Chief Financial Officer, Treasurer and Director
         Cecil D. Gritz                   60     Chief Operating Officer and Director
         Gerri Baratz                     54     Secretary
         Dr. James M. Edwards             58     Director
         Robert Thomas Fetters, Jr.       64     Director
         Thomas W. Rollins                72     Director
         Chris D. Wright                  45     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

MARC E. BRUNER, PRESIDENT AND DIRECTOR

         Marc E. Bruner became our President and director upon the acquisition of Dolphin Energy in November 2002. He has served as president of Dolphin Energy since June 2002. From September 1999 to June 2002], he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm. From January 1999 to September 1999, Mr. Bruner did miscellaneous consulting work He was a senior account executive for J.B. Oxford & Co., a national securities firm, from February 1997 to January 1999; and an account executive for GKN Securities, Boca Raton, Florida, from June 1996 to November 1996. Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame. Mr. Bruner devotes all of his working time to the business of the company.

CARMEN LOTITO, CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

         Carmen Lotito became our Chief Financial Officer, Treasurer and director upon the acquisition of Dolphin Energy in November 2002. He has been a director and the chairman of the audit and compensation committees of Gasco Energy, Inc., a publicly-traded natural gas and petroleum exploitation and development company based in Englewood, Colorado, since April 2001. He served as vice president, chief financial officer and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. From July 1998 to October 1999, Mr. Lotito served as director of marketing and business development for Impact Web Development, Salt Lake City, Utah. Prior to joining Coriko, Mr. Lotito was self-employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager, where he developed product lines, which grossed $50 million over a period of two years. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California. Mr. Lotito is the stepfather of Marc
E. Bruner. Mr. Lotito devotes all of his working time to the business of the company.

CECIL D. GRITZ, CHIEF OPERATING OFFICER AND DIRECTOR

         Cecil D. Gritz became a director upon the acquisition of Dolphin Energy in November 2002 and became our chief operating officer in October 2003. He has worked in the oil and gas industry for more than three decades and holds an advanced degree in petroleum engineering and is a graduate of the Colorado School of Mines. Mr. Gritz worked as an engineer in various capacities for Shell Oil Company from June 1966 to August 1973. After leaving Shell Oil Company, he worked as a drilling and production manager, president of a drilling company, and petroleum engineer for companies in Denver, Colorado. He was the vice president of engineering and operations for Vista Resources, Inc., Denver, Colorado, from July 1977 to September 1982, and the drilling and production manager for Trend Exploration Limited, Denver, Colorado, from September 1982 to September 1986. As an in-house full-time consultant, he provided services as a petroleum engineer and project manager for David Schlachter Oil & Gas, an independent oil and gas company based in Dallas, Texas, from September 1986 to March 1988. He was vice president of operations for Dantex Oil & Gas, Inc., Dallas, Texas, from March 1988 to August 1993. Mr. Gritz has been a manager and consulting petroleum engineer for Harbor Petroleum, LLC in Granbury, Texas, since August 1993. He is a 50% owner of that company. Mr. Gritz devotes approximately 90% of his working time to the business of the company, as the other 50% owner of Harbor Petroleum handles Harbor's only outside client.

GERRI BARATZ, SECRETARY

         Gerri Baratz became our Secretary in January 2004. She joined Dolphin Energy Corporation as an administrative assistant in August 2003. From February 1992 to September 2002, she served as an administrative assistant and office manager for VALIC, a company in Miami, Florida, that provided school, hospital, and government employees with a range of financial services, including various savings plans, IRAs, mutual funds, life insurance, long-term care insurance, and short-term disability insurance. Ms. Baratz devotes all of her working time to the business of the company.

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

ROBERT THOMAS FETTERS, JR., DIRECTOR

         Robert Thomas Fetters, Jr. became a director in March 2004. He began his career in the oil and gas industry in 1966 when he joined Exxon, USA (then known as Humble Oil and Refining). He served in various capacities including exploration, production, and research management and as exploration planning manager. Internationally, he held positions as chief geologist for Esso Production Malaysia and exploration manager for Esso Australia. In 1983, Mr. Fetters joined Consolidated Natural Gas, serving as the president and CEO of its subsidiary, CNG Producing Company, from 1984 to 1989. From 1990 to 1995, he was the president of exploration and production for the Exploration Company of Louisiana, and from 1995 to 1997, he was the senior vice president of operations for National Energy Group in Dallas, Texas. In 1997, Mr. Fetters co-founded Beta Oil and Gas, Inc., based in Houston, Texas, and served as its managing director of exploration to 2002. In 2003, he co-found Delta Resources, LLC, Houston, Texas, which was formed specifically to utilize leading edge technology in oil and gas exploration. He continues to serve as Delta's CEO and a director. In 2003, he also co-founded Alliance Oil & Gas Company, LLC, Houston, Texas, which is principally involved in oil and gas acquisitions. He continues to serve as Alliance's chairman and a director. In January 2004, Mr. Fetters became the president of Waveland Energy Partners, LLC, of Irvine, California. He holds both a bachelor's and master's degree in geology from the University of Tennessee.

THOMAS W. ROLLINS, DIRECTOR

         Thomas W. Rollins became a director in March 2004. He has been the chief executive officer of Rollins Resources, his natural gas and oil consulting firm in Houston, Texas, since 1985. He has also been a director of Remington Oil and Gas Corporation, a publicly-traded company headquartered in Dallas, Texas, since July 1996 and a member of the executive committee of its board of directors. Mr. Rollins previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company, and Felmont Oil Corporation. In 1953 he received his degree in geological engineering and is a distinguished graduate medallist from the Colorado School of Mines. He is a member of the American Association of Petroleum Geologists and the American Petroleum Institute.

CHRIS D. WRIGHT

         Chris Wright became a director upon the acquisition of Dolphin Energy in November 2002. Mr. Wright has over 20 years of experience in finance and administrative management in both private and public companies. In 1995, he founded Velvet Exploration Ltd., an oil and gas company based in Calgary, Alberta, Canada, which later traded on the Toronto Stock Exchange. Mr. Wright served as the chairman of Velvet Exploration until it was sold to El Paso Corporation in June 2001 for Cdn.$432 million. Since 1997, Mr. Wright has been the president and CEO of First Merit Group Ltd., a private venture capital and investment firm based in Vancouver, British Columbia, Canada. He currently sits as a director of a group of private and public companies. Mr. Wright received a law degree from the University of Victoria in 1986 and a bachelor's degree from the University of Alberta in 1981. Mr. Wright devotes approximately 25 hours per month to the business of the company.

ADVISORY COMMITTEE

         Marc A. Bruner serves as Chairman of our Advisory Committee. He has served as the Chairman of the Board of Directors of Gasco Energy, Inc., a publicly-held oil and gas exploration company, since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a Toronto Stock Exchange and American Stock Exchange listed natural gas company. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company that had land holdings in the Powder River Basin. Pennaco was acquired in March 2001 by Marathon Oil Company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a director until late 1997. Marc A. Bruner is the father of Marc E. Bruner. Mr. Bruner devotes approximately 20 hours per week to the business of the company.

         Brian Hughes joined our Advisory Committee in March 2004. He started his career in the oil and gas industry in 1985, as a production engineer for Shell Oil Company. While employed by Shell through 1988, he was responsible for hydraulic fracturing operations for Shell's operated units in West Texas. Mr. Hughes then worked as a consultant from 1989 to 1996. During that period, he planned and supervised exploration and production operations in the Rocky Mountains and West Texas, including coal bed methane exploration programs in the Sand Wash Basin, Piceance Basin, and San Juan Basin. His research into tight gas sand and coal bed methane plays resulted in his involvement with Ultra Petroleum and RIS Resources International from 1996 to 1998, where he served as vice president exploration and production for those companies. Mr. Hughes briefly served as vice president exploration and production for Pennaco Energy, Inc. in 1998. Mr. Hughes has been a consultant since 1998, focusing on coal bed methane opportunities in the Powder River Basin, Forest City Basin, Arkoma Basin, Uinta Basin, Green River Basin, Bellingham Basin, Vancouver Island, Hat Creek, Western Alberta, Southeast Alberta, Alaska, and Zimbabwe.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business.

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

         Our audit, compensation, and executive committees of our board of directors are comprised as follows:
           o   Audit Committee - Chris Wright and James Edwards
           o Compensation Committee - Carmen Lotito, James Edwards, and Chris Wright
           o   Executive  Committee  -  Marc  Bruner,  Chris  Wright,  and James
               Edwards

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended November 30, 2003, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------
REPORTING PERSON             DATE REPORT DUE              DATE REPORT FILED
--------------------------------------------------------------------------------
Marc A. Bruner             Form 4 due 03/04/03                07/15/03
--------------------------------------------------------------------------------
James M. Edwards           Form 4 due 05/19/03                09/22/03
--------------------------------------------------------------------------------
Chris D. Wright            Form 4 due 05/19/03                08/22/03
--------------------------------------------------------------------------------
Thomas G. Fails            Form 4 due 06/04/03                06/25/03
--------------------------------------------------------------------------------
Marc A. Bruner             Form 4 due 06/04/03                07/15/03
--------------------------------------------------------------------------------
Marc A. Bruner             Form 4 due 09/26/03                10/14/03
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                           LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                                                        OTHER      RESTRICTED    SECURITIES
    NAME AND                                            ANNUAL       STOCK       UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)      OPTIONS/      PAYOUTS    COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)       ($)         SARS (#)        ($)       TION($)
---------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner     2003      $72,000        -0-          -0-          -0-          -0-          -0-          -0-
  President (1)<F1> 2002      $47,000        -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
   Gregory C.       2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
     Burnett        2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (2)<F2>
---------------------------------------------------------------------------------------------------------------------


--------------------

(1)<F1> Mr. Bruner has been the President from November 13, 2002. The salary shown above includes consulting fees paid to Mr. Bruner.
(2)<F2>    Mr. Burnett  was the President from December 17, 1999 to November 13,
           2002.

         During the last fiscal year, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. Beginning April 1, 2003, we began paying our outside directors, James Edwards and Chris Wright, a stipend of $1,500 per month. We also granted each of them options to purchase 60,000 shares at $1.00 per share, exercisable through May 15, 2013. One-third of the options vests each year beginning May 15, 2004.

STOCK OPTION PLAN

         Our stockholders adopted a 2003 Stock Option Plan in May 2003, under which options to purchase up to 3,500,000 shares of common stock may be granted. The plan provides for the granting of incentive stock options to our employees and non-statutory options to our employees, advisors and consultants. Our board of directors or the compensation committee of the board, if one should be established, administers the plan. The maximum aggregate number of common shares underlying all options to be granted to any one person may not exceed 60% of authorized options.

         The board or committee determines the exercise price for each option at the time the option is granted. The exercise price for shares under an incentive stock option may not be less than 100% of the fair market value of the common stock on the date such option is granted. The fair market value price is the closing price per share on the date the option is granted. The board or committee also determines when options become exercisable. The plan permits payment to be made by cash, check, broker assisted same day sales, and by delivery of other shares of our stock which optionees have owned for six (6) months or more as of the exercise date. The term of an option may be no more than ten (10) years from the date of grant. No option may be exercised after the expiration of its term.

         Unless otherwise expressly provided in any option agreement, the unexercised portion of any option granted to an optionee shall automatically terminate one year after the date on which the optionee's employment or service is terminated for any reason, other than by reason of cause, voluntary termination of employment or service by the optionee, or the optionee's death. Options shall terminate immediately upon the termination of an optionee's employment for cause or 30 days after the voluntary termination of employment or service by the optionee. If an optionee's employment or consulting relationship terminates as a result of his or her death, then all options he or she could have exercised at the date of death, or would have been able to exercise within the following year if the employment or consulting relationship had continued, may be exercised within the one year period following the optionee's death by his or her estate or by the person who acquired the exercise right by bequest or inheritance.

         Options granted under the plan are not transferable other than by will or the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee, except that a non-statutory stock option may be transferred to a family member or trust for the benefit of a family member if the board's or committee's prior written consent is obtained.

         We have the right to redeem any shares issued to any optionee upon exercise of the option granted under the plan immediately upon the termination of optionee's employment or service arising from disability, the death of the optionee, the voluntary termination of employment or services of the optionee, or the termination of employment or services of the optionee for cause. The redemption price is the fair market value of the shares on the date of the event of redemption.

         In the event that our stock changes by reason of any stock split, dividend, combination, reclassification or other similar change in our capital structure effected without the receipt of consideration, appropriate adjustments shall be made in the number and class of shares of stock subject to the plan, the number and class of shares of stock subject to any option outstanding under the plan, and the exercise price for shares subject to any such outstanding option.

         In the event of a merger in which our shareholders immediately before the merger own 50% or more of the issued and outstanding shares of stock of the resulting entity after the merger, then existing options shall automatically convert into options to receive stock of the resulting entity. Unless otherwise expressly provided in any option, the board or committee in its sole discretion may cancel, effective upon the date of the consummation of any change of control, any option that remains unexercised on such date.

         The board may amend, alter, suspend, or terminate the plan, or any part thereof, at any time and for any reason. However, we must obtain shareholder approval for any amendment to the plan to the extent necessary and desirable to comply with applicable laws. No such action by the board or shareholders may alter or impair any option previously granted under the plan without the written consent of the optionee. The plan shall remain in effect until terminated by action of the board or operation of law.

         As of November 30, 2003, options to purchase 120,000 shares were outstanding at an average exercise price of $1.00 per share and 3,380,000 shares were available for future grant.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the our common stock, as of February 29, 2004:

                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>
Marc A. Bruner                                            12,628,354 (3)(4)<F3><F4>           32.3%
29 Blauenweg
Metzerlen, Switzerland 4116

Resource Venture Management                                5,222,729 (4)<F4>                  13.6%
29 Blauenweg
Metzerlen, Switzerland 4116

Bruner Group, LLP                                          4,500,000 (4)<F4>                  11.7%
1775 Sherman Street #1375
Denver, Colorado 80203

RAB Capital Limited (5)                                    5,423,730 (6)<F6>                   9.8%
No. 1 Adam Street
London W2CN 6LE
United Kingdom

DL Family Partnership                                      3,000,000                           6.0%
P.O. Box 656
Casper, Wyoming 82602

Marc E. Bruner                                             1,500,000 (4)<F4>                   3.9%

Carmen Lotito                                              1,000,000 (4)<F4>                   2.6%

Dr. James Edwards                                               0                               --

Cecil D. Gritz                                                  0                               --

Robert Thomas Fetters, Jr.                                      0                               --

Thomas W. Rollins                                               0                               --




                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>

Chris D. Wright                                                 0                               --

Gerri Baratz                                                    0                               --

All officers and directors as a group  (8 persons)         2,500,000                           5.0%

------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 49,683,932 shares of Common Stock outstanding as of February 29, 2004. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from February 29, 2004, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Included in Mr. Bruner's share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP. Mr. Bruner is a control person of both these entities. Also included in Mr. Bruner's share ownership are 542,373 shares issuable upon conversion of a convertible debenture and exercise of warrants.

(4)<F4> This shareholder has signed a lock-up agreement restricting the sale or transfer of one-half of the shares owned until September 24, 2004 and the remaining half until March 24, 2005.

(5)<F5> This shareholder has filed a statement disclosing shared voting and dispositive power as part of a group that includes RAB Special Situations LP, William Philip Richards, and Michael Alen-Buckley of the same address and RAB European High Yield Fund Limited and RAB Partners Limited of Walker House, Mary Street George Town, Grand Cayman.

(6)<F6> Consists of 3,389,830 shares of common stock issuable upon conversion of convertible debentures in the principal amount of $2,000,000 and 2,033,900 shares of common stock issuable upon exercise of warrants.


CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         At November 30, 2003, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
  Equity compensation plans               120,000                       $1.00                      3,380,000
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               --                           --                           --
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
            Total                         120,000                       $1.00                      3,380,000
-------------------------------------------------------------------------------------------------------------------

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

         RESOURCE VENTURE MANAGEMENT. Resource Venture Management is one of our principal shareholders and is controlled by Marc A. Bruner, who is also one of our principal shareholders. Marc A. Bruner is the father of Marc E. Bruner, who serves as our president and a director. During the fiscal year ended November 30, 2002, we agreed to pay Resource Venture Management a total of $692,500 for monthly management fees of $162,000 through November 30, 2002, for finding oil and gas projects in Wyoming ($100,000), for reimbursement of costs and expenses ($230,500), and for services rendered ($200,000). We paid $259,296 in cash and $200,000 by issuing 4,000,000 shares of our common stock, leaving $233,204 due at November 30, 2002. At February 28, 2003, Resource Venture Management agreed to convert its outstanding debt of $233,204, into 233,204 shares of our common stock, valued at $1.00 per share.

         We have agreed to enter into a consulting agreement with Resource Venture Management to provide future consulting services for a fee of up to $30,000 per month. Beginning October 1, 2003, we and Resource Venture Management agreed to a reduced fee of $10,000 per month. During the year ended November 30, 2003, consulting fees of $320,000 were incurred. We paid Resource Venture Management part of its consulting fees through the issuance of 90,000 shares of common stock valued at $1.00 per share. We subsequently agreed to pay Resource Venture Management additional consulting fees and expenses of $77,500 during the year ended November 30, 2003, of which $42,500 is included in accounts payable at November 30, 2003. Resource Venture Management currently has only one employee, Marc A. Bruner.

         At November 30, 2003, we also owed Marc A. Bruner $39,500 for amounts advanced to Pannonian International prior to its acquisition by us. Upon our acquisition of Pannonian, we assumed this obligation.

         CRUSADER RESOURCES, LLC/MARC A. BRUNER. Our agreement with Horizon Exploitation, Inc. identified Crusader Resources, LLC, as the contract operator for the drilling of any wells under the agreement. Crusader Resources, LLC is a Colorado limited liability company of which Brian Hughes and Marc A. Bruner were the only members at the time of the agreement. Mr. Bruner has since sold his interest in Crusader Resources, LLC to Brian Hughes, who is also the manager of Crusader Resources.

         The agreement stated that a contract operatorship well fee of $5,000 was to be paid to the Crusader Resources as contract operator. To date, no amounts have been paid to Crusader Resources, LLC, as no wells have been drilled under the agreement. Further, the contract operating agreement with Crusader stated that all wells on the subject leases were to be drilled on a competitive contract basis at the usual rates prevailing in the area. Since we have retained Continental Industries as operator with respect to our Powder River Basin acreage in Wyoming, it is anticipated that our agreement with Horizon will be amended to identify Continental Industries instead of Crusader Resources as the contract operator.

         Crusader Resources, based in Denver, Colorado and organized in May 2002, was recommended to Horizon Exploitation because of the extensive drilling experience of Brian Hughes in the Powder River Basin area. While Crusader Resources has no clients and has not served as a contract operator, Mr. Hughes has drilled over 1,500 wells in that area. We have retained Brian Hughes to serve as a member of our Advisory Committee.

         PANNONIAN INTERNATIONAL, LTD./THOMAS G. FAILS. On November 15, 2002, we executed a letter of intent to acquire Pannonian International, Ltd., a Colorado corporation, solely for shares of our common stock. Thomas G. Fails became one of our directors on November 13, 2002 and resigned March 2, 2004. Mr. Fails is the president and a director of Pannonian International, Ltd. At November 30, 2002, Pannonian International owed us $25,000 for advances made in contemplation of the acquisition transaction. We completed the acquisition of Pannonian International on June 2, 2003, by issuing 1,951,241 shares.

         At November 30, 2003, we, through Pannonian International,  owed Thomas
G. Fails and his company $139,843 for amounts paid by him for the benefit of Pannonian International and/or advanced to Pannonian. Pannonian International shares office space with Mr. Fails and is charged a proportionate share of the office rent and other expenses.

         HARBOR PETROLEUM, LLC AND FLORIDA ENERGY, INC. From May 2002 through the present, Dolphin Energy has advanced funds to Harbor Petroleum, LLC for the purposes of acquiring oil, gas and mineral interest leases in Rusk and Nacogdoches Counties, Texas. Harbor Petroleum is 50%-owned and managed by Cecil Gritz, our chief operating officer and one of our directors. During the years ended November 30, 2003 and 2002, we incurred total costs with Harbor Petroleum of $344,294 and $355,817, respectively. Of those amounts, $254,084 in 2003, and $266,617 in 2002 were for reimbursement of costs incurred by Harbor to acquire oil and gas leases, and $90,210 in 2003 and $89,200 in 2002 represented consulting fees and expenses from Harbor.

         As of November 30, 2003, leases covering approximately 2,780 acres had been acquired. While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases are held on behalf of Dolphin Energy. Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner, our president.

         An agreement dated March 6, 2003 confirms that Dolphin is responsible for payment of all of the acquisition costs and maintenance costs of the leases. Dolphin Energy owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy. However, with respect to 400 contiguous acres designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin Energy has agreed to pay Florida Energy a bonus of $50,000 for identifying this lease play. This bonus obligation is evidenced by a promissory note due March 7, 2004 and bears interest at the annual rate of 7-1/2%. Accrued interest at November 30, 2003 on this note was $2,742.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

         We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm's length negotiations.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
       2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)
--------------------------------------------------------------------------------
       3.1         Articles of Incorporation (3)
--------------------------------------------------------------------------------
       3.2         Articles of Amendment to Articles of Incorporation (4)
--------------------------------------------------------------------------------
       3.3         Bylaws (3)
--------------------------------------------------------------------------------
      10.1         Escrow Instructions and Agreement dated as of August 28, 2002
                   (5)
--------------------------------------------------------------------------------
      10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (5)
--------------------------------------------------------------------------------
      10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
                   (5)
--------------------------------------------------------------------------------
      10.5         2003 Stock Option Plan (4)
--------------------------------------------------------------------------------
      10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
--------------------------------------------------------------------------------
      10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)
--------------------------------------------------------------------------------
      10.8 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
--------------------------------------------------------------------------------
      10.9 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
--------------------------------------------------------------------------------
      10.10 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)
--------------------------------------------------------------------------------
      10.11 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
--------------------------------------------------------------------------------
      10.12        Form of 7% Secured Convertible Debenture due September 24,
                   2005 (8)
--------------------------------------------------------------------------------
      10.13 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
--------------------------------------------------------------------------------
      10.14 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
--------------------------------------------------------------------------------
      10.15 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
--------------------------------------------------------------------------------
      10.16 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
--------------------------------------------------------------------------------
      10.17 Third Amendment to Coal Bed Methane Participation Agreement dated as of October 1, 2003 (9)
--------------------------------------------------------------------------------
      10.18 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
--------------------------------------------------------------------------------
      10.19 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
--------------------------------------------------------------------------------
      10.20 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (11)
--------------------------------------------------------------------------------
      10.21 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (11)
--------------------------------------------------------------------------------
      10.22 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (12)
--------------------------------------------------------------------------------
      10.23 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (12)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      10.24        Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (12)
--------------------------------------------------------------------------------
      10.25        Purchase and Sale Agreement by and between Continental
                   Industries, LC and DAR, LLC and Galaxy Energy Corporation
                   dated January 14, 2004 (13)
--------------------------------------------------------------------------------
      10.26        Form of Securities Purchase Agreement dated as of January 15,
                   2004 between Galaxy Energy Corporation and the Purchaser
                   named therein (14)
--------------------------------------------------------------------------------
      10.27        Form of Common Stock Purchase Warrant Exercisable at $4.05
                   per Share (14)
--------------------------------------------------------------------------------
      16.1         Letter from Andersen Andersen & Strong, L.C. (10)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------

--------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, filed December 6, 2002, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
(9)      Filed previously.
(10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated November 13, 2002, filed December 11, 2003, file number 0-32237.
(11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
(13) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(14) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.

         Reports on Form 8-K: A report on Form 8-K dated September 2, 2003 was filed on September 9, 2003, reporting, under Items 1, 2, 4, and 5, the acquisition of Dolphin Energy Corporation. Financial statements of Dolphin Energy Corporation and pro forma financial statements were filed with the report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended November 30, 2003 and 2002, our principal accountant is expected to bill approximately $54,650 and billed $14,423, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         For the fiscal years ended  November 30, 2003 and 2002,  our  principal
accountant  is  expected  to  bill  approximately   $3,500  and  billed  $2,500,
respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         For the fiscal year ended November 30, 2003, our principal accountant billed $14,188 in connection with the review of our registration statement on Form SB-2, review of our current reports on Form 8-K, and a review of our private placement documentation. For the fiscal year ended November 30, 2002, our principal accountant billed $12,587, primarily for the audit of the financial statements of Dolphin Energy Corporation as of and for the period ended September 30, 2002, and for the preparation of pro forma combined financial statements reflecting the acquisition of Dolphin Energy by the company.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our audit committee obtains an estimate for the service to be performed. The audit committee in accordance with procedures for the company approved all of the services described above.

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

                                         GALAXY ENERGY CORPORATION



Date:  March 5, 2004                     By:    /s/ MARC E. BRUNER
                                            ------------------------------------
                                               Marc E. Bruner, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                                DATE


/s/ MARC E. BRUNER                    President and Director
-------------------------------       (Principal Executive Officer)            March 5, 2004
Marc E. Bruner

                                      Chief Financial Officer, Treasurer
/s/ CARMEN LOTITO                     and Director (Principal Financial and
-------------------------------       Accounting Officer)                      March 5, 2004
Carmen Lotito


/s/ JAMES M. EDWARDS
-------------------------------       Director                                 March 5, 2004
Dr. James M. Edwards


/s/ ROBERT THOMAS FETTERS, JR.
-------------------------------       Director                                 March 5, 2004
Robert Thomas Fetters, Jr.


/s/ CECIL D. GRITZ
-------------------------------       Director                                 March 5, 2004
Cecil D. Gritz


/s/ THOMAS W. ROLLINS
-------------------------------       Director                                 March 5, 2004
Thomas W. Rollins


/s/ CHRIS D. WRIGHT
-------------------------------       Director                                 March 5, 2004
Chris D. Wright


                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








 Independent Auditor's Report                                               F-2

 Consolidated Balance Sheets
    November 30, 2003 and 2002                                              F-3

 Consolidated Statements of Operations
    Year ended November 30, 2003, Period from Inception
    (June 18, 2002) to November 30, 2002, and Cumulative
    Amounts from Inception to November 30, 2003                             F-4

 Consolidated Statement of Stockholders' Equity (Deficit)
    Period from Inception (June 18, 2002) to November 30,
    2002, and Year ended November 30, 2003                                  F-5

 Consolidated Statement of Cash Flows
    Year ended November 30, 2003, Period from Inception
    (June 18, 2002) to November 30, 2002, and Cumulative
    Amounts from Inception to November 30, 2003                             F-6

 Notes to Consolidated Financial Statements                          F-8 - F-22

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
Galaxy Energy Corporation


We have audited the accompanying consolidated balance sheets of Galaxy Energy Corporation (formerly Galaxy Investments, Inc.) (a development stage company) as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2003, for the period from inception (June 18, 2002) to November 30, 2002 and cumulative amounts from inception (June 18, 2002) to November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Energy Corporation as of November 30, 2003 and 2002, and the results of its operations and its cash flows for the year ended November 30, 2003, for the period from inception (June 18, 2002) to November 30, 2002 and cumulative amounts from inception (June 18, 2002) to November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.





                                     /s/ WHEELER WASOFF, P.C.

                                     Wheeler Wasoff, P.C.


Denver, Colorado
February 24, 2004

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2003 AND 2002

                                                                             2003                    2002
                                     ASSETS

CURRENT ASSETS
   Cash                                                               $     2,239,520        $        41,320
   Prepaid and other                                                           54,573                      -
                                                                      ----------------       ----------------
       Total Current Assets                                                 2,294,093                 41,320
                                                                      ----------------       ----------------

UNDEVELOPED OIL AND GAS ASSETS                                              2,799,720                873,797
                                                                      ----------------       ----------------

FURNITURE AND EQUIPMENT, NET                                                    4,527                  3,247
                                                                      ----------------       ----------------

OTHER ASSETS
   Deferred financing costs, net                                              547,133                      -
   Due from Pannonian International Ltd.                                            -                 25,000
   Other                                                                        9,960                 10,975
                                                                      ----------------       ----------------
                                                                              557,093                 35,975
                                                                      ----------------       ----------------

TOTAL ASSETS                                                          $     5,655,433        $       954,339
                                                                      ================       ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                           $       194,933        $       425,032
   Accounts payable - related                                                 160,032                233,204
   Current portion of notes payable - related                                 107,632                      -
   Interest payable                                                            74,720                      -
   Property purchase payable                                                        -                396,000
                                                                      ----------------       ----------------
       Total Current Liabilities                                              537,317              1,054,236
                                                                      ----------------       ----------------

CONVERTIBLE DEBENTURES, NET (NOTE 5)                                        2,461,611                      -
                                                                      ----------------       ----------------

NOTES PAYABLE - RELATED                                                        21,946                 50,000
                                                                      ----------------       ----------------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 11 AND 12)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value
       Authorized - 25,000,000 shares
       Issued - none
   Common stock, $.001 par value
       Authorized - 100,000,000 shares
       Issued and outstanding - 33,971,503 shares (2003)
       and 30,025,058 shares (2002)                                            33,972                 30,025
   Capital in excess of par value                                           6,320,248                960,144
   (Deficit) accumulated during the development stage                      (3,719,661)            (1,140,066)
                                                                      ----------------       ----------------
       Total Stockholders' Equity (Deficit)                                 2,634,559               (149,897)
                                                                      ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $     5,655,433        $       954,339
                                                                      ================       ================


   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              PERIOD FROM         CUMULATIVE FROM
                                                                          INCEPTION (JUNE 18,        INCEPTION
                                                         YEAR ENDED             2002) TO        (JUNE 18, 2002) TO
                                                     NOVEMBER 30, 2003     NOVEMBER 30, 2002     NOVEMBER 30, 2003

REVENUE                                              $             -       $             -       $             -
                                                     ----------------      ----------------      ----------------
COSTS AND EXPENSES
   General and administrative                              2,095,495             1,140,066             3,235,561
   Abandoned oil and gas properties                           65,769                     -                65,769
   Depreciation and amortization                              49,682                     -                49,682
                                                     ----------------      ----------------      ----------------
                                                           2,210,946             1,140,066             3,351,012
                                                     ----------------      ----------------      ----------------

OTHER EXPENSE
   Interest                                                  368,649                     -               368,649
                                                     ----------------      ----------------      ----------------
                                                             368,649                     -               368,649
                                                     ----------------      ----------------      ----------------

NET (LOSS)                                           $    (2,579,595)      $    (1,140,066)      $    (3,719,661)
                                                     ================      ================      ================

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                 $         (0.08)      $         (0.04)      $         (0.12)
                                                     ================      ================      ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                 32,391,981            27,837,822            31,036,140
                                                     ================      ================      ================














        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002
                        AND YEAR ENDED NOVEMBER 30, 2003


                                                                                                        (DEFICIT)
                                                                                                       ACCUMULATED
                                                                                    CAPITAL IN         DURING THE
                                                            COMMON STOCK            EXCESS OF          DEVELOPMENT
                                                         SHARES        AMOUNT       PAR VALUE             STAGE

BALANCE, JUNE 18, 2002 (INCEPTION)                             -     $       -     $          -       $           -

  Issuance of common stock for
    services at $.05 per share                         4,000,000         4,000          196,000                   -
  Sale of common stock for cash at:
    $.001 per share                                   11,500,000        11,500                -                   -
    $.02 per share                                       500,000           500            9,500                   -
    $.05 per share                                     3,000,000         3,000          147,000                   -
    $.34 per share                                     1,997,058         1,997          677,003                   -
  Recapitalization of shares
    issued prior to merger                             9,028,000         9,028          (69,359)                  -
  Net (loss)                                                   -             -                -          (1,140,066)
                                                     -----------     ---------     -------------      --------------

BALANCE, NOVEMBER 30, 2002                            30,025,058        30,025          960,144          (1,140,066)

  Issuance of common stock for
    cash at $1.00 per share                            1,602,000         1,602        1,600,398                   -
  Costs of offering                                            -             -           (2,170)                  -
  Issuance of common stock for  services at:
    $1.00 per share                                       10,000            10            9,990                   -
    $.91 per share                                        60,000            60           54,540                   -
  Issuance of common stock to related party
    upon conversion of outstanding debt
    at $1.00 per share                                   233,204           233          232,971                   -
  Issuance of common stock to related party
    for services at $1.00 per share                       90,000            90           89,910                   -
  Issuance of common stock to acquire
    Subsidiary                                         1,951,241         1,952         (204,184)                  -
  Discount on convertible debentures due to
    issuance of detachable warrants and
    beneficial conversion feature                              -             -        3,471,071                   -
  Warrants issued to placement agent in
    connection with convertible debenture
    offering                                                   -             -          107,578                   -
  Net (loss)                                                   -             -               -           (2,579,595)
                                                     -----------     ---------     -------------      --------------
BALANCE, NOVEMBER 30, 2003                            33,971,503     $  33,972     $  6,320,248       $  (3,719,661)
                                                     ===========     =========     =============      ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM        CUMULATIVE
                                                                                        INCEPTION         FROM INCEP-
                                                                                        (JUNE 18,       TION (JUNE 18,
                                                                    YEAR ENDED           2002) TO          2002) TO
                                                                   NOVEMBER 30,        NOVEMBER 30,      NOVEMBER 30,
                                                                       2003                2002              2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                    $  (2,579,595)      $   (1,140,066)   $   (3,719,661)
   Adjustments to reconcile net (loss) to net
     cash (used) by operating activities
        Stock for services                                              64,600              200,000           264,600
        Stock for services - related                                    90,000                    -            90,000
        Stock for debt-related                                         233,204                    -           233,204
        Amortization of discount on convertible debentures             292,682                    -           292,682
        Amortization of deferred financing costs                        48,997                    -            48,997
        Depreciation expense                                               685                    -               685
        Abandonment of oil and gas properties                           65,769                    -            65,769
        Interest converted to debt                                      11,178                    -            11,178
   Changes in assets and liabilities
        (Decrease) increase in accounts payable - trade               (303,488)             284,344           (19,144)
        (Decrease) increase in accounts payable - related              (73,172)             233,204           160,032
        Increase in interest payable                                    74,720                    -            74,720
        (Increase) in prepaids and other current assets                (54,573)                   -           (54,573)
        Other                                                                -               (9,960)           (9,960)
                                                                 --------------      ---------------   ---------------

Net cash (used) by operating activities                             (2,128,993)            (432,478)       (2,561,471)
                                                                 --------------      ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                              (1,787,926)            (351,883)       (2,139,809)
   Purchase of furniture and equipment                                  (2,419)              (2,793)           (5,212)
   Advance to affiliate                                                (35,000)             (25,000)          (60,000)
   Cash received upon recapitalization and merger                        1,260                2,974             4,234
                                                                 --------------      ---------------   ---------------

Net cash (used) by investing activities                             (1,824,085)            (376,702)       (2,200,787)
                                                                 --------------      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                1,602,000              850,500         2,452,500
   Proceeds from sale of convertible debentures                      5,040,000                    -         5,040,000
   Debt and stock offering costs                                      (490,722)                   -          (490,722)
                                                                 --------------      ---------------   ---------------

Net cash provided by financing activities                            6,151,278              850,500         7,001,778
                                                                 --------------      ---------------   ---------------

NET INCREASE IN CASH                                                 2,198,200               41,320         2,239,520

CASH, BEGINNING OF PERIODS                                              41,320                    -                 -
                                                                 --------------      ---------------   ---------------

CASH, END OF PERIODS                                             $   2,239,520       $       41,320    $    2,239,520
                                                                 ==============      ===============   ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                       PERIOD FROM        CUMULATIVE
                                                                                        INCEPTION         FROM INCEP-
                                                                                        (JUNE 18,       TION (JUNE 18,
                                                                    YEAR ENDED           2002) TO          2002) TO
                                                                   NOVEMBER 30,        NOVEMBER 30,      NOVEMBER 30,
                                                                       2003                2002              2003

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                        $        3,617      $           -     $        3,617
                                                                 ===============     =============     ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Debt incurred for oil and gas properties                      $      600,000      $     446,000     $    1,046,000
                                                                 ===============     =============     ===============
   Stock issued for services                                     $      154,600      $     200,000     $      354,600
                                                                 ===============     =============     ===============
   Stock issued for debt                                         $      233,204      $           -     $      233,204
                                                                 ===============     =============     ===============
   Warrants issued for financing costs                           $      107,578      $           -     $      107,578
                                                                 ===============     =============     ===============
   Discount on convertible debentures issued                     $    3,471,071      $           -     $    3,471,071
                                                                 ===============     =============     ===============
   Conversion of interest to debt                                $       11,178      $           -     $       11,178
                                                                 ===============     =============     ===============
   Stock issued for subsidiary - related                         $     (202,232)     $           -     $     (202,232)
                                                                 ===============     =============     ===============















        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

         Galaxy Energy Corporation (formerly Galaxy Investments, Inc.) (the "Company") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. On November 13, 2002, the Company completed an Agreement and Plan of Reorganization (the "Agreement") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. The Company was a public company and had no operations prior to entering into the Agreement. Dolphin, an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States, is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Dolphin was an exploration stage oil and gas company and had not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities had been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer). In accounting for this transaction:

             i. Dolphin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value; and
            ii. Control of the net assets and business of the Company was acquired effective November 13, 2002 for no consideration.

         The fair value of the assets acquired and liabilities assumed pursuant to the transaction with Dolphin are as follows:

            Net cash acquired           $       2,974
            Liabilities assumed               (63,305)
                                        --------------

            Common stock issued         $     (60,331)
                                        ==============

         On June 2, 2003, the Company completed a Share Exchange Agreement whereby it issued 1,951,241 shares of its common stock to acquire all the shares of Pannonian International, Ltd. ("Pannonian"), a related entity. Pannonian is a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado. The shares issued were valued at the predecessor cost of the net assets of Pannonian acquired. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in Europe and is considered a development stage company as defined by SFAS
         7. Pannonian has not earned any production revenue, nor has it found proved resources on any of its properties. As a result of the June 2, 2003 transaction, Pannonian became a wholly owned subsidiary of the Company.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

         The predecessor cost of the assets acquired and liabilities assumed pursuant to the transaction with Pannonian are:

               Net cash acquired                           $ 1, 260
               Undeveloped oil and gas properties            75,680
               Liabilities assumed                         (279,173)
                                                          ----------

               Common stock issued                        $(202,233)
                                                          ==========

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 18, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. For the year ended November 30, 2003, the consolidated financial statements include the Company and Dolphin for the entire year and Pannonian from the effective date of the acquisition, June 2, 2003, to November 30, 2003. All significant intercompany transactions have been eliminated upon consolidation.

         OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of November 30, 2003, the Company has no proved reserves or production. All oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with the full cost mtethod of accounting for oil and gas activities and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

         The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS 141 are required to be classified as long term intangible assets, then the reclassified amount as of November 30, 2003 and 2002 would be approximately $2,800,000 and $874,000 respectively. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

         In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. As of November 30, 2003, the Company has no producing oil and gas wells and its oil and gas properties are all considered unevaluated. Accordingly, no asset retirement obligation has been recognized as of that date.

         PROPERTY AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is to be provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets.

         Depreciation expense of $685 was recorded for the year ended November 30, 2003.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         At November 30, 2003, the Company had a net operating loss carryforward of approximately $3,200,000 that may be offset against future taxable income through 2023. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the approximate $1,100,000 tax benefit of this operating loss because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, approximately $738,000 is attributable to 2003.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of amortization of discount on convertible debentures.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

         (LOSS) PER COMMON SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At November 30, 2003, all outstanding options, warrants and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises was antidilutive.

         RECLASSIFICATION

         Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

         DEFERRED FINANCING COSTS

         The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. Amortization expense of deferred financing costs was $48,997 for the year ended November 30, 2003.

         SHARE BASED COMPENSATION

         In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the year ended November 30, 2003 would not have changed as no options granted by the Company during the year ended November 30, 2003 were exercisable at November 30, 2003.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash in banks in excess of federally insured amounts.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, prepaids, and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have any impact on its financial position or results of operations.

         SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

         In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

         In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

         In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial position.

NOTE 3 - OIL AND GAS PROPERTIES

         WYOMING

         In August 2002, the Company entered into an option agreement to acquire undeveloped oil and gas leases in Wyoming subject to a 15% net profits interest. Under the terms of the option agreement, the Company paid $46,000 as of November 30, 2003, an additional $5,000 on December 15, 2003, and was, at the option of the Company, scheduled to pay $396,000 by January 15, 2004. The company has notified the operator it will not exercise its option to complete the transaction and the investment in the prospect as of November 30, 2003, $46,000, was written off as abandoned oil and gas properties.

         In September 2002, the Company entered into an agreement for the acquisition of undeveloped oil and gas leases with Pioneer Oil, LLC, a Montana limited liability company. Under the terms of the agreement, for an intitial cash payment of $100,000, the Company was entitled to earn a 100% working interest and a 78% net revenue interest in oil and gas leases covering 15,657 acres in the Powder River Basin near Lieter, Wyoming. The agreement required the Company to make an additional payment of $1,650,000 and to deposit the estimated cost to drill and complete 30 pilot wells, into an escrow account. During the year ended November 30, 2003, the Company negotiated term extensions with Pioneer and made two additional payments of $100,000 each to Pioneer. Subsequent to November 30, 2003, the Company purchased Pioneer's interest in the subject leases for $1,000,000 cash and 2,000,000 shares of common stock. (Note 12).

         Subsequent to November 30, 2003 the Company entered into an agreement with DAR, LLC, a Wyoming limited liability company, to acquire certain oil and gas leases in the Powder River Basin of Wyoming for approximately $2,764,000 in cash and debt and 3,000,000 shares of the Company's common stock. (Note 12).

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

         MONTANA

         On August 5, 2003 the Company entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"), a privately held oil and gas company operating primarily in the Rocky Mountain region Under the terms of the agreement, the Company has an option to acquire up to 50% of Quaneco's working interest in oil and gas leases covering approximately 206,000 gross acres in Montana, and an option to earn an undivided 25% interest in up to one hundred twenty-eight (128) drilling locations by paying its proportionate share of costs to drill wells on such locations. The purchase price of the option is $6,625,000. As of November 30, 2003, $1,700,000 of the purchase price has been paid by the Company, $1,100,000 in cash and $600,000 in convertible Debentures issued on September 24, 2003. The balance of the purchase price is due in installments as follows: $1,612,500 on April 15, 2004; $1,656,250 on September 1, 2004 and $1,656,250 on December 1,
         2004.

         TEXAS

         Under the terms of an agreement executed March 6, 2003, the Company is engaged in an ongoing leasing program with Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida") (both related parties) for the acquisition of oil, gas and mineral leases in Rusk and Nacogdoches Counties in the State of Texas. Under the terms of the agreement, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement.

         OTHER

         The Company, through its acquisition of Pannonian, acquired an interest in a concession agreement in the Jui Valley Coal Basin in Romania. The terms of the concession require the holder to expend a minimum amount for exploratory work on the concession or pay an equivalent amount to the government of Romania. The Company has met the minimum required expenditure for the concession year ending in October 2004.

         Subsequent to November 30, 2003, Pannonian, together with two unrelated privately held oil and gas companies, was granted an exploration permit to explore for natural resources within the 149,435 acres Neues Bergland permit area in Germany. The permit has a three-year term and requires the drilling of a test borehole during 2004 to maintain the permit.

         Effective October 1, 2002, the Company entered into a Coal Bed Methane Participation Agreement ("CBM Agreement") with Horizon Exploitation, Inc. ("Horizon") which potentially provided for funding of the development of certain of the Company's leasehold interests in Wyoming and established an AMI (Area of Mutual Interest) in the Powder River Basin located in Wyoming and Montana for future projects. Subsequent to November 30, 2003, the CBM Agreement expired, and the Company is in the process of negotiating a new agreement with Horizon.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

         At November 30, 2003 and 2002, the Company's unevaluated oil and gas properties consist of leasehold costs in the following areas:

                                                2003                  2002
              Wyoming                       $230,250              $462,250
              Montana                      1,762,900                     -
              Texas                          739,336               405,818
              Other                           67,234                 5,729
                                          ----------              --------
                                          $2,799,720              $873,797
                                          ==========              ========

NOTE 4 - NOTES PAYABLE - RELATED

         In connection with the March 6, 2003 agreement between the Company, Harbor and Florida, the Company agreed to pay Florida $50,000 for identifying prospective oil and gas leases in Texas, and executed a promissory note in that amount with interest payable at 7.5% due March 7, 2004. The Company recorded this obligation as of November 30, 2002 because the underlying agreement was effective retroactively to the time the leasing program commenced, prior to November 30, 2002. Accrued interest of $2,742 is included in interest payable at November 30, 2003.

         In connection with the acquisition of Pannonian effective June 2, 2003, the Company assumed notes payable to the President of Pannonian in the amount of $32,400, and to a related company, wholly owned by the President of Pannonian, in the amount of $36,000. On November 30, 2003, certain of those notes together with accrued interest were rolled into two new notes.

         At November 30, 2003 and 2002, notes payable consists of the following:

                                                              2003         2002
         Payable to Florida Energy,
              Due March 7, 2004, Interest rate - 7.5%      $50,000      $50,000
         Payable to the President of Pannonian
              Due February 5, 2005, Interest rate 10%       39,946            -
         Payable to a company wholly owned by the
         President of Pannonian
              Due August 1, 2004, Interest rate 6.5%        17,132            -
              Due October 5, 2001, Interest rate 15%        10,000            -
              Due November 29, 2001, Interest rate 15%      10,000            -
              Due January 12, 2002, Interest rate 15%        2,500            -
                                                          ---------     -------
                                                           129,578       50,000
         Less current portion                             (107,632)           -
                                                          ---------     -------
         Long term portion                                 $21,946      $50,000
                                                          =========     =======

         Subsequent to November 30, 2003, notes payable to the company wholly owned by the President of Pannonian totaling $22,500, plus accrued interest, were paid by the Company.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - CONVERTIBLE DEBENTURES

         In October 2003, the Company completed a private offering of Secured Convertible Debentures and Warrants (the "Debentures"). Gross proceeds from the offering were $5,640,000 ($5,040,000 in cash (including $200,000 to a founder\shareholder of the Company) and $600,000 as partial consideration for oil and gas properties). The debentures pay interest at 7% per annum, mature two years from the date of issue, are secured by substantially all the Company's assets (subject to an agreement to subordinate in favor of a senior bank lender), and are convertible into shares of the Company's common stock based on a conversion price of $0.59 per share. Debenture purchasers received warrants to purchase 2,867,797 shares of the Company's common stock at an exercise price of $0.71 per share, and 2,867,797 shares at an exercise price of $0.83 per share, for a period of five years (the "debenture warrants").

         In accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognizes the advantageous value of conversion rights attached to convertible debt and warrants. Such rights give the debenture holder the ability to convert debt into common stock and exercise warrants at a price per share that is less than the trading price to the public on the day of issuance. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion price) of the beneficial conversion feature of debentures and is recorded as a discount to the related debt and an addition to capital in excess of par value. The discount is amortized over the outstanding period of the related debt using the interest method.

         The fair value of the debenture warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $.63 and $.80 per share, zero dividends, expected volatility of 46% and 55%, risk free interest rate of 3.125% and expected life of five years. The fair value of the debenture warrants of $1,823,211, resulted in a discount to the debentures of $1,178,417, and a beneficial conversion feature to the debentures of $2,292,654. The beneficial conversion feature reflects the fact the market price of the Company's common stock exceeded the conversion price of the debentures as of the respective issue dates. The resulting discount attributable to the debenture warrants and the beneficial conversion feature of the debentures aggregating $3,471,071 has been recorded as a discount to the debentures and is being amortized over the term of the debentures. Amortization of the discount of $292,682 is included in interest expense for the year ended November 30, 2003.

         The placement agents for the debentures received warrants to purchase 230,847 shares of the Company's common stock at an exercise price of $.59 per share for a term of 5 years from the date of grant. The $107,758 fair value of the warrants was estimated at the grant date under the Black-Scholes pricing model using the same assumptions set forth above, and was recorded as financing costs.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

         At November 30, 2003, convertible debentures consists of:
              Debentures issued September 24, 2003                $3,100,000
              Debentures issued October 3, 2003                    2,540,000
              Less: Unamortized discount                          (3,178,389)
                                                                  -----------
                                                                  $2,461,611
                                                                  ===========

         The debentures are due during the fiscal year ended November 30, 2005. Subsequent to November 30, 2003, $900,000 of the debentures were converted to 1,525,424 shares of common stock.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the year ended November 30, 2003, the Company issued shares of its common stock as follows;
              o   1,602,000 shares for cash at $1.00 per share
              o   10,000 shares for services at $1.00 per share
              o   60,000 shares for services at $.91 per share
              o 233,204 shares to Resource Venture Management (RVM), an entity owned by a founder of the Company, as payment of an outstanding debt, at $1.00 per share
              o 90,000 shares to RVM for services rendered, valued at $90,000 ($1.00 per share)
              o 1,951,241 shares to the shareholders of Pannonian in accordance with the Share Exchange Agreement to acquire all the outstanding shares of Pannonian (Note 1).

         During the period ended November 30, 2002, the Company issued shares of its common stock as follows:

            o 11,500,000 shares at inception to officers/directors/founders for cash at $.001 per share
            o   500,000 shares for cash at $.02 per share
            o 4,000,000 shares to RVM, for services rendered, valued at $200,000 ($.05 per share)
            o   3,000,000 shares for cash at $.05 per share
            o   1,997,058 shares for cash at $.34 per share

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

         The value of all common stock issued for non-cash consideration represents the non-discounted trading price of the Company's common stock at the transaction date.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS

         In connection with the issuance of convertible debentures in September and October 2003 (Note 5), the Company issued warrants to purchase 2,867,797 shares of common stock at $.71 per share, and 2,867,797, shares of common stock at $.83 per share to purchasers of the debentures, and issued warrants to purchase 230,847 shares of common stock at $.59 per share to placement agents for the issue.

         As of November 30, 2003 warrants issued and outstanding are as follows:

                  Issue              Shares           Exercise        Expiration
                  Date               Exercisable      Price           Date
            September 24, 2003        1,576,270         $.71          September 24, 2008
            September 24, 2003        1,576,270         $.83          September 24, 2008
            September 24, 2003          101,694         $.59          September 24, 2008
            October 3, 2003           1,291,527         $.71          October 3, 2008
            October 3, 2003           1,291,527         $.83          October 3, 2008
            October 3, 2003             129,153         $.59          October 3, 2008
                                      ---------

                                      5,966,441
                                      =========

         At November 30, 2003 the weighted average exercise price for warrants outstanding is $.76 and the weighted average remaining contractual life is 4.8 years.

NOTE 7 - STOCK OPTION PLAN

         In May 2003, the Company adopted the 2003 Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,500,000 shares of common stock for the plan. At November 30, 2003, options to purchase 3,380,000 shares were available to be granted pursuant to the stock option plan.

         The status of outstanding options granted pursuant to the plans are as follows:

                                                            Number       Weighted Avg.       Weighted Avg.
                                                          of Shares      Exercise Price       Fair Value
        Options Outstanding - November 30, 2002                    -        $    -               $    -

        Granted                                              120,000        $ 1.00               $ 0.52
        Exercised                                                  -             -                    -
                                                            --------        ------               ------

        Options Outstanding - November 30, 2003
             (None exercisable)                              120,000        $ 1.00                $0.52
                                                            ========        ======                =====


                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTION PLAN (CONTINUED)

         The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:


         Expected option life-years                 10
         Risk-free interest rate                3.625%
         Dividend yield                              0
         Volatility                                39%

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company incurred consulting expenses related to services rendered by RVM in the amount of $397,500 for the year ended November 30, 2003. The Company paid RVM $ 265,000 in cash and issued 90,000 shares of common stock valued at $1.00 per share. As of November 30, 2003, $42,500 remains outstanding and is included in accounts - payable related parties.

         During the year ended November 30, 2003, the Company issued 233,204 shares of common stock at $1.00 per share to RVM to convert an outstanding debt owed by the Company to RVM at November 30, 2002.

         The Company incurred Directors fees and expenses totaling $27,500 during the year ended November 30, 2003, of which $3,500 is included in accounts payable - related at November 30, 2003.

         During the years ended November 30, 2003 and 2002 the Company incurred total costs with Harbor Petroleum of $344,294 and $355,817 respectively. Of those amounts $254,084 in 2003, and $266,617 in 2002 were for reimbursement of costs incurred by Harbor to acquire leases, and $90,210 in 2003 and $89,200 in 2002 represented consulting fees and expenses from Harbor.

         In connection with the acquisition of Pannonian, the Company assumed liabilities due from Pannonian to related parties including advances from the founder of the Company of $39,500; notes payable and accrued interest due to the President of Pannonian of $37,508; notes payable and accrued interest to a company wholly owned by the President of Pannonian of $44,400; and accounts payable to Directors of the Company for services rendered and costs advanced of $63,346.

         During the period ended November 30, 2002, the Company (i) incurred consulting fees for services rendered by its officers/directors in the aggregate amount of $102,000, of which $38,000 is included in accounts payable; and (ii) agreed to pay RVM an aggregate $692,500, of which $233,204 is due as of November 30, 2002, as follows:

            o    $162,000 for monthly management fees through November 30, 2002;
            o    $100,000 for finding oil and gas projects in Wyoming;

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

            o    $230,500 for reimbursement of costs and expenses;
            o    $200,000 for services rendered paid in common stock (Note 6).

         At November 30, 2002, the Company had advanced $25,000 to Pannonian in contemplation of the merger.

NOTE 9 - SEGMENT REPORTING

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

         The Company has one reportable segment, the exploration and development of oil and gas properties. Substantially all of the Company's oil and gas exploration and development activities have been concentrated in the United States, primarily Texas and the Rocky Mountain region.

NOTE 10 - COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

         b) In October 2002, the Company entered into a lease for office facilities in Miami, Florida, through June 30, 2005. Under the terms of the lease the Company paid a deposit of $9,960. Minimum payments due under this lease are as follows:

              Year ending November 30,

                  2004     $45,490
                  2005      26,738

              Rent expense for the years ended November 30, 2003 and 2002, was $50,565, and $3,924, respectively.

                            GALAXY ENERGY CORPORATION
                       (FORMERLY GALAXY INVESTMENTS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         c) In January 2004, the Company entered into a lease for office facilities in Denver, Colorado, through February 27, 2007. Minimum payments due under the lease are $36,233, $50,541, $53,517 and $13,564 for the years ended November 30, 2004, 2005, 2006 and 2007 respectively.


NOTE 12 - SUBSEQUENT EVENTS

         In December 2003, the Company completed the sale of 2,503,571 shares of its common stock at $1.40 per share and warrants to purchase 500,715 common shares at $2.71 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to
         Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Gross proceeds from the sale were $3,505,000.

         In December 2003, the Company entered into a Sale and Escrow Agreement with Pioneer Oil LLC to acquire all of Pioneer's interest in those oil and gas leases and coalbed methane gas wells previously covered under the Lease Acquisition and Drilling Agreement dated October 9, 2002. The Company paid $1,000,000 in cash and issued 2,000,000 shares of common stock, valued at $1.40 per share, to acquire the leases.

         In December 2003, 45,763 warrants issued to a placement agent in connection with the Convertible Debenture offering in September 2003, were exercised for shares of common stock at $.59 per share.

         In January 2004, certain holders of Convertible Debentures totaling $900,000 converted their debentures to 1,524,424 shares of common stock in accordance with the terms of the Convertible Debenture offering.

         In January 2004 the Company entered into a Purchase and Sale Agreement with DAR, LLC, a Wyoming limited liability company to acquire certain oil and gas leases in the Powder River Basin area of Wyoming. Under the terms of the Agreement, the Company paid $163,655 in cash, issued
         3,000,000 shares of common stock, valued at $1.80 per share, and executed a promissory note for $2,600,000, with interest payable at 6% per annum. The promissory note requires payments of $1,000,000 on January 15, 2005, and $1,600,000 on June 24, 2005.

         In January 2004, the Company completed the sale of 6,637,671 shares of its common stock at $1.80 per share and warrants to purchase 1,327,555 common shares at $4.05 per share in a private placement exempt from registration with the Securities and Exchange Commission pursuant to
         Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Gross proceeds from the sale were, $11,947,800.