Form 10QSB
period 2004-02-29
GALAXY ENERGY CORP
filed 2004-03-18
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  February 29, 2004

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

           49,683,932 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                FEBRUARY 29, 2004

 Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                  ---    ---

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets
    February 29, 2004 (Unaudited) and November 30, 2003........................3

Consolidated Statements of Operations (Unaudited)
    Three Months ended February 29, 2004 and February 28, 2003 and Cumulative Amounts from Inception (June 18, 2002) to
    February 29, 2004..........................................................4

Consolidated Statement of Cash Flows (Unaudited)
    Three Months ended February 29, 2004 and February 28, 2003 and Cumulative Amounts from Inception (June 18, 2002) to
    February 29, 2004..........................................................5

Notes to Consolidated Financial Statements (Unaudited).....................7 -15

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                               FEBRUARY 29, 2004      NOVEMBER 30, 2003
                                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
   Cash                                                         $    12,681,995        $     2,239,520
   Prepaid and other                                                    184,891                 54,573
                                                                ----------------       ----------------
      Total Current Assets                                           12,866,886              2,294,093
                                                                ----------------       ----------------

UNDEVELOPED OIL AND GAS PROPERTIES                                   14,861,307              2,799,720
                                                                ----------------       ----------------

PREPAID DRILLING COSTS                                                1,577,575                      -
                                                                ----------------       ----------------

FURNITURE AND EQUIPMENT, NET                                             63,722                  4,527
                                                                ----------------       ----------------

OTHER ASSETS
   Deferred financing costs, net                                        398,024                547,133
   Other                                                                 14,012                  9,960
                                                                ----------------       ----------------
                                                                        412,036                557,093
                                                                ----------------       ----------------

TOTAL ASSETS                                                    $    29,781,526        $     5,655,433
                                                                ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                     $       214,004        $       194,933
   Accounts payable - related                                           104,220                160,032
   Current portion of notes payable - related                           107,078                107,632
   Current portion of notes payable                                   1,000,000                      -
   Interest payable                                                      80,216                 74,720
                                                                ----------------       ----------------
      Total Current Liabilities                                       1,505,518                537,317
                                                                ----------------       ----------------

CONVERTIBLE DEBENTURES, NET (NOTE 4)                                  2,303,343              2,461,611
                                                                ----------------       ----------------

NOTES PAYABLE - RELATED                                                       -                 21,946
                                                                ----------------       ----------------

NOTES PAYABLE                                                         1,600,000                      -
                                                                ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value
      Authorized - 25,000,000 shares
      Issued - none
   Common stock, $.001 par value
      Authorized - 100,000,000 shares
      Issued and outstanding - 49,683,932 shares (2004)
      and 33,971,503 shares (2003)                                       49,684                 33,972
   Capital in excess of par value                                    29,478,988              6,320,248
   (Deficit) accumulated during the development stage                (5,156,007)            (3,719,661)
                                                                ----------------       ----------------
      Total Stockholders' Equity                                     24,372,665              2,634,559
                                                                ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    29,781,526        $     5,655,433
                                                                ================       ================

   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE FROM
                                                                                                     INCEPTION
                                                     THREE MONTHS ENDED    THREE MONTHS ENDED   (JUNE 18, 2002) TO
                                                     FEBRUARY 29, 2004     FEBRUARY 28, 2003     FEBRUARY 29, 2004

REVENUE                                                $            -        $            -       $            -
                                                       ---------------       ---------------      ---------------

COSTS AND EXPENSES
   General and administrative                                 663,087               428,616            3,898,648
   Abandoned oil and gas properties                                 -                     -               65,769
   Depreciation and amortization                               66,915                     -              116,597
                                                       ---------------       ---------------      ---------------
                                                              730,002               428,616            4,081,014
                                                       ---------------       ---------------      ---------------

OTHER EXPENSE
   Interest                                                   706,344                     -            1,074,993
                                                       ---------------       ---------------      ---------------
                                                              706,344                     -            1,074,993
                                                       ---------------       ---------------      ---------------

NET (LOSS)                                             $   (1,436,346)       $     (428,616)      $   (5,156,007)
                                                       ===============       ===============      ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                   $        (0.03)       $        (0.01)      $        (0.16)
                                                       ===============       ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                  43,023,687            30,409,322           32,751,951
                                                       ===============       ===============      ===============























        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         CUMULATIVE FROM
                                                                   THREE MONTHS       THREE MONTHS       INCEPTION (JUNE
                                                                  ENDED FEBRUARY     ENDED FEBRUARY       18, 2002) TO
                                                                     29, 2004           28, 2003        FEBRUARY 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                     $  (1,436,346)     $    (428,616)     $    (5,156,007)
   Adjustments to reconcile net (loss) to net
     cash (used) by operating activities
        Stock for services                                                    -                  -              264,600
        Stock for services - related                                          -             90,000               90,000
        Stock for debt-related                                                -                  -              233,204
        Amortization of discount on convertible debentures              595,696                  -              888,378
        Amortization of deferred financing costs                         65,580                  -              114,577
        Depreciation expense                                              1,336                  -                2,021
        Abandonment of oil and gas properties                                 -                  -               65,769
        Interest converted to debt                                            -                  -               11,178
   Changes in assets and liabilities
        (Decrease) increase in accounts payable - trade                  19,071           (166,826)                 (73)
        (Decrease) increase in accounts payable - related               (55,812)            21,350              104,220
        Increase in interest payable                                      5,496                  -               80,216
        (Increase) in prepaids and other current assets                (130,318)                 -             (184,891)
        Other                                                            (6,280)           (16,985)             (16,240)
                                                                  --------------     --------------     ----------------

Net cash (used) by operating activities                                (941,577)          (501,077)          (3,503,048)
                                                                  --------------     --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                               (1,174,004)          (244,083)          (3,313,813)
   Purchase of furniture and equipment                                  (60,531)                 -              (65,743)
   Advance for prepaid drilling costs                                (1,662,932)                 -           (1,662,932)
   Advance to affiliate                                                       -                  -              (60,000)
   Cash received upon recapitalization and merger                             -                  -                4,234
                                                                  --------------     --------------     ----------------

Net cash (used) by investing activities                              (2,897,467)          (244,083)          (5,098,254)
                                                                  --------------     --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                15,452,800            884,830           17,905,300
   Proceeds from sale of convertible debentures                               -                  -            5,040,000
   Debt and stock offering costs                                     (1,175,781)                 -           (1,666,503)
   Payment of note payable - related                                    (22,500)                 -              (22,500)
   Proceeds from exercise of warrants                                    27,000                  -               27,000
                                                                  --------------     --------------     ----------------

Net cash provided by financing activities                            14,281,519            884,830           21,283,297
                                                                  --------------     --------------     ----------------

NET INCREASE IN CASH                                                 10,442,475            139,670           12,681,995

CASH, BEGINNING OF PERIODS                                            2,239,520             41,320                    -
                                                                  --------------     --------------     ----------------

CASH, END OF PERIODS                                              $  12,681,995      $     180,990      $    12,681,995
                                                                  ==============     ==============     ================



        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                                                     CUMULATIVE FROM
                                                                   THREE MONTHS     THREE MONTHS     INCEPTION (JUNE
                                                                  ENDED FEBRUARY   ENDED FEBRUARY      18, 2002) TO
                                                                     29, 2004         28, 2003      FEBRUARY 29, 2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                       $      105,151    $            -   $       108,768
                                                                 ==============    ==============   ================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Debt incurred for oil and gas properties                      $    2,600,000    $            -   $     3,646,000
                                                                 ==============    ==============   ================
   Stock issued for services                                     $            -    $       90,000   $       354,600
                                                                 ==============    ==============   ================
   Stock issued for debt                                         $            -    $      233,204   $       233,204
                                                                 ==============    ==============   ================
   Stock issued for convertible debt                             $      900,000    $            -   $       900,000
                                                                 ==============    ==============   ================
   Warrants issued for offering and financing costs              $    1,058,103    $            -   $     1,165,681
                                                                 ==============    ==============   ================
   Discount on convertible debentures issued                     $            -    $            -   $     3,471,071
                                                                 ==============    ==============   ================
   Conversion of interest to debt                                $            -    $            -   $        11,178
                                                                 ==============    ==============   ================
   Stock issued for subsidiary - related                         $            -    $            -   $      (202,232)
                                                                 ==============    ==============   ================
   Stock issued for oil and gas properties                       $    8,200,000    $            -   $     8,200,000
                                                                 ==============    ==============   ================

















        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying interim financial statements of Galaxy Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended February 29, 2004 are not necessarily indicative of the operating results for the entire year.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended November 30, 2003.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2003, its wholly owned subsidiaries, Dolphin, for the period from June 18, 2002 to November 30, 2003, and Pannonian, for the period from June 2, 2003 to November 30, 2003. For the three months ended February 29, 2004, the consolidated financial statements include the Company, Dolphin and Pannonian for the entire period. All significant intercompany transactions have been eliminated upon consolidation.

          OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties are computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of February 29, 2004, the Company has no proved reserves or production. All oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with the full cost method of accounting for oil and gas activities and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS 141 are required to be classified as long term intangible assets, then the reclassified amount as of February 29, 2004 and November 30, 2003, respectively, would be approximately $14,475,000 and $2,800,000, respectively. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

         In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. As of February 29, 2004, the Company has no producing oil and gas wells and its oil and gas properties are all considered unevaluated.

         PROPERTY AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is to be provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets.

         Depreciation expense of $1,336 was recorded for the three months ended February 29, 2004.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         (LOSS) PER COMMON SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At February 29, 2004, all outstanding options, warrants and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises was antidilutive.

         DEFERRED FINANCING COSTS

         The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. For the three months ended February 29, 2004, amortization expense of deferred financing costs was $65,580, and the unamortized amount of deferring financing costs associated with $900,000 of debentures converted was charged to capital in excess of par value in the amount of $83,529.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION

         In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the three months ended February 29, 2004 would not have changed as no options previously granted by the Company were vested at February 29, 2004.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OIL AND GAS PROPERTIES

         WYOMING

         In September 2002, the Company entered into an agreement for the acquisition of undeveloped oil and gas leases with Pioneer Oil, LLC, a Montana limited liability company. Under the terms of the agreement, for an initial cash payment of $100,000, the Company was entitled to earn a 100% working interest and a 78% net revenue interest in oil and gas leases covering 15,657 acres in the Powder River Basin near Leiter, Wyoming. The agreement required the Company to make an additional payment of $1,650,000 and to deposit the estimated cost to drill and complete 30 pilot wells, into an escrow account. During the year ended November 30, 2003, the Company negotiated term extensions with Pioneer and made two additional payments of $100,000 each to Pioneer. On December 22, 2003, the Company purchased Pioneer's interest in the subject leases for $1,000,000 cash and 2,000,000 shares of common stock.

         On January 15, 2004, the Company entered into an agreement with DAR, LLC, a Wyoming limited liability company, to acquire certain oil and gas leases in the Powder River Basin of Wyoming for approximately $2,764,000 in cash and debt and 3,000,000 shares of the Company's common stock.

         MONTANA

         On  August  5,  2003,  the  Company  entered  into a Lease  Option  and
         Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"), a privately held oil and gas company operating primarily in the Rocky Mountain region. Under the terms of the agreement, the Company has an option to acquire up to 50% of Quaneco's working interest in oil and gas leases covering approximately 206,000 gross acres in Montana, and an option to earn an undivided 25% interest in up to one hundred twenty-eight (128) drilling locations by paying its proportionate share of costs to drill wells on such locations. The purchase price of the option is $6,625,000. As of November 30, 2003, $1,700,000 of the purchase price has been paid by the Company, $1,100,000 in cash and $600,000 in convertible Debentures issued on September 24, 2003. The balance of the purchase price is due in installments as follows: $1,612,500 on April 15, 2004; $1,656,250 on September 1, 2004 and $1,656,250 on December 1,
         2004.

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

         OTHER

         The Company, through its acquisition of Pannonian, acquired an interest in a concession agreement in the Jiu Valley Coal Basin in Romania. The terms of the concession require the holder to expend a minimum amount for exploratory work on the concession or pay an equivalent amount to the government of Romania. The Company has met the minimum required expenditure for the concession year ending in October 2004.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

         In December 2003, Pannonian, together with two unrelated privately held oil and gas companies, was granted an exploration permit to explore for natural resources within the 149,435 acres Neues Bergland permit area in Germany. The permit has a three-year term and requires the drilling of a test borehole during 2004 to maintain the permit.

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


NOTE 3 - NOTES PAYABLE

         On January 15, 2004, the Company entered into a Purchase and Sale Agreement with DAR, LLC, a Wyoming limited liability company to acquire certain oil and gas leases in the Powder River Basin area of Wyoming. Under the terms of the Agreement, the Company paid $163,655 in cash, issued 3,000,000 shares of common stock, valued at $1.80 per share, and executed a promissory note for $2,600,000, with interest payable at 6% per annum. The promissory note requires payments of $1,000,000 on January 15, 2005, and $1,600,000 on June 24, 2005.

         At February 29, 2004 and November 30, 2003, notes payable consists of the following:

                                                      February 29,  November 30,
                                                           2004          2003
         Payable to Florida Energy,
           Due March 7, 2004, Interest rate - 7.5%   $    50,000   $     50,000
         Payable to the President of Pannonian
           Due February 5, 2005, Interest rate 10%        39,946         39,946
         Payable to a company wholly owned by the
         President of Pannonian
           Due August 1, 2004, Interest rate 6.5%         17,132         17,132
           Due October 5, 2001, Interest rate 15%              -         10,000
           Due November 29, 2001, Interest rate 15%            -         10,000
            Due January 12, 2002, Interest rate 15%            -          2,500
         Payable to DAR, LLC                           2,600,000              -
                                                     ------------  -------------
                                                       2,707,078        129,578
         Less current portion                         (1,107,078)      (107,632)
                                                     ------------  -------------
         Long term portion                           $ 1,600,000   $     21,946
                                                     ============  =============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - CONVERTIBLE DEBENTURES

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

         The fair value of the debenture warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $.63 and $.80 per share, zero dividends, expected volatility of 46% and 55%, risk free interest rate of 3.125% and expected life of five years. The fair value of the debenture warrants of $1,823,211, resulted in a discount to the debentures of $1,178,417, and a beneficial conversion feature to the debentures of $2,292,654. The beneficial conversion feature reflects the fact the market price of the Company's common stock exceeded the conversion price of the debentures as of the respective issue dates. The resulting discount attributable to the debenture warrants and the beneficial conversion feature of the debentures aggregating $3,471,071 has been recorded as a discount to the debentures and is being amortized over the term of the debentures. Amortization of the discount of $380,334 is included in interest expense for the three months ended February 29, 2004.

         During the three months ended February 29, 2004, investors converted $900,000 of debentures into 1,524,424 shares of common stock in accordance with the terms of the Securities Purchase Agreement. On the date of conversion, the unamortized discount on those debentures attributable to the fair value of the debenture warrant, $146,036, was credited to capital in excess of par value. The remaining discount associated with the beneficial conversion feature, $198,935, was recognized as interest expense.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - CONVERTIBLE DEBENTURES (CONTINUED)

         At February 29, 2004 and November 30, 2003, convertible debentures consists of:

                                                    February 29,    November 30,
                                                        2004             2003

            Debentures issued September 24, 2003    $  2,200,000    $ 3,100,000
            Debentures issued October 3, 2003          2,540,000      2,540,000
            Less: Unamortized discount                (2,436,657)    (3,178,389)
                                                    -------------   ------------
                                                    $  2,303,343    $ 2,461,611
                                                    =============   ============

NOTE 5 - STOCKHOLDERS' EQUITY

         During the three months ended February 29, 2004, the Company issued shares of its common stock as follows:

           o 45,763 shares for cash of $.59 per share upon conversion of warrants issued to placement agents of the convertible debentures
           o     2,503,571 shares for cash at $1.40 per share
           o 2,000,000 shares for partial consideration of acquired oil and gas properties at $1.40 per share
           o 3,000,000 shares for partial consideration of acquired oil and gas properties at $1.80 per share
           o     6,637,671 shares for cash of $1.80 per share
           o 1,525,424 shares upon conversion of $900,000 of convertible debentures at $.59 per share

         Common stock issued for oil and gas properties was valued at the price per share of the private placement sold for cash that took place at the time of the transaction.

         WARRANTS

         In connection with sales of common stock in December 2003 and January 2004, the Company issued warrants to purchase 500,715 shares of common stock at $2.71 per share, and 1,327,535 shares of common stock at $4.05 per share to purchasers of the stock, and issued warrants to purchase 105,166 and 358,435 shares of common stock at $1.40 and $1.80 per share, respectively, to placement agents for the issue.


NOTE 6 - STOCK OPTION PLAN

         In May 2003, the Company adopted the 2003 Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,500,000 shares of common stock for the plan. During the three months ended February 29, 2004, no stock options were issued. At February 29, 2004, options to purchase 3,380,000 shares were available to be granted pursuant to the stock option plan.

         In March 2004, the Company granted each of the Company's four outside directors options to each to purchase 60,000 shares of the Company's common stock for a term of 10 years at the closing price of common stock as of the date of the grant. The options were vested upon grant.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At February 29, 2004, there were no reserves. Costs of oil and gas properties are considered unevaluated at February 29, 2004.

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

         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases had required the drilling of 60 wells by March 9, 2004. We have reached an agreement in principle to extend this date to October 31, 2004. We are in the process of reducing this agreement to writing. We have agreed to escrow $150,000, which will be returned to us if we meet this drilling requirement by October 31, 2004. If we fail to meet this drilling requirement by October 31, 2004, we will forfeit the $150,000, but retain the wells we have drilled. The wells we retain would be subject to a 20% royalty to the landowner.

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

         In January 2004, we acquired an operating interest in 61 existing CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming from DAR, LLC, in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655 cash paid, and $2,600,000 in future payments. The amount of $1,000,000 is due January 14, 2005 and $1,600,000 is due June 24, 2005. We have agreed to employ Continental Industries, LC, an affiliate of DAR, LLC, as operator on our Wyoming Powder River Basin leases.

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

RESULTS OF OPERATIONS

         Dolphin Energy was incorporated on June 18, 2002. It has not yet generated any revenues. For the three months ended February 29, 2004 and 2003, we incurred operating expenses of $1,436,346 and $428,616, respectively. Expenses incurred during the 2004 period were primarily for legal expenses ($143,112), investor relations ($104,943), consulting expenses ($103,520), travel and entertainment ($88,430), payroll ($73,303), and accounting expense ($62,165). Expenses incurred during the 2003 were primarily for legal expenses ($97,999), travel and entertainment ($92,061), management fees ($90,000), payroll ($67,923), and investor relations ($46,125).

         The loss for the three months ended February 29, 2004 increased our accumulated deficit at February 29, 2004 to $5,156,007.

LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2004, we had working capital of $11,361,368, as compared to $1,756,776 at November 30, 2003. The increase in working capital was due primarily to the proceeds from two private placements of equity securities during the quarter.

         Since inception, we have funded our activities through the sale of our convertible debentures, stock, and warrants, raising net proceeds of $21,305,797 through February 29, 2004, of which $14,304,019 was raised during the quarter ended February 29, 2004. For the three months ended February 29, 2004, we used cash of $941,577 for our operating activities and $2,897,467 for our investing activities, which consisted primarily of additions to our oil and gas properties and advances for prepaid drilling costs.

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

PLAN OF OPERATION

         As of February 29, 2004, our obligations and commitments to make future payments are as follows:

                                            THROUGH                THROUGH
      CONTRACTUAL OBLIGATIONS1:        NOVEMBER 30, 2004      NOVEMBER 30, 2005
      ------------------------         -----------------      -----------------
      Quaneco purchase option          $    3,268,750         $    1,656,250
      Note payment to DAR, LLC                      0              2,600,000
      Convertible debentures2                 248,850              5,016,500
      Miami office lease                       45,490                 26,738
      Denver office lease                      36,230                 50,540
                                       --------------         --------------
      Total                            $    3,599,320         $    9,350,028
                                       ==============         ==============
-----------------
1    Does not include obligations under promissory notes to related parties.
2 The payment obligation for the debentures will be reduced to the extent the debentures are converted into shares of our common stock.

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

ITEM 2.   CHANGES IN SECURITIES

         During the three months ended February 29, 2004, the registrant issued and sold the unregistered securities set forth in the table below:

          ---------------------------------------------------------------------------------------------------------
                DATE        PERSONS OR CLASS OF PERSONS              SECURITIES                   CONSIDERATION
          ---------------------------------------------------------------------------------------------------------
             12/05/03       DE Investment & Consulting AG   45,763 shares of common stock       $27,000
                                                            pursuant to exercise of warrant
          ---------------------------------------------------------------------------------------------------------
             12/09/03 -     23 accredited investors         2,503,571 shares of common stock    $3,505,000, less
             12/18/03                                       and four-year warrants to           total cash
                                                            purchase 500,715 shares of          commissions of
                                                            common stock at $2.71 per share     $262,850
          ---------------------------------------------------------------------------------------------------------
             12/18/03       The Shemano Group, Inc., its    Four-year warrants to purchase      Introductions to
                            syndicate members and 1         105,166 shares of common stock      investors in the
                            individual                      at $1.40 per share                  private placement
          ---------------------------------------------------------------------------------------------------------
             12/22/03       Pioneer Oil, LLC                2,000,000 shares of common stock    Interest in oil and
                                                                                                gas leases
          ---------------------------------------------------------------------------------------------------------
             12/31/03       3 accredited investors          1,525,424 shares of common stock    Conversion of
                                                                                                debentures in the
                                                                                                principal amount of
                                                                                                $900,000
          ---------------------------------------------------------------------------------------------------------
             01/14/04       DL Family Limited Partnership   3,000,000 shares of common stock    Interest in oil and
                                                                                                gas leases
          ---------------------------------------------------------------------------------------------------------
             01/15/04       38 accredited investors         6,637,671 shares of common stock    $11,947,800, less
                                                            and five-year warrants to           total cash
                                                            purchase 1,327,535 shares of        commissions of
                                                            common stock at $4.05 per share     $836,346
          ---------------------------------------------------------------------------------------------------------
             01/15/04       The Shemano Group, Inc., its    Five-year warrants to purchase      Introduction to
                            syndicate members, and 1        358,435 shares of common stock      investors in the
                            individual                      at $1.80 per share                  private placement
          ---------------------------------------------------------------------------------------------------------

         No underwriters were used in the above stock transactions, except for the placement of stock and warrants made in December 2003 and January 2004. The registrant relied upon the exemption from registration contained in Section 4(2) as to all of the transactions except for the sales of shares to accredited investors and the sale of the convertible debentures. The registrant relied upon Rule 506 for the sales of shares to accredited investors. With regard to the transactions made in reliance on the exemption contained in Section 4(2), the purchasers were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the securities issued in all of the above transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
         -----------------------------------------------------------------------
         REGULATION
         S-B NUMBER                        EXHIBIT
         -----------------------------------------------------------------------
            2.1 Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
         -----------------------------------------------------------------------
            2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)
         -----------------------------------------------------------------------
            3.1       Articles of Incorporation (3)
         -----------------------------------------------------------------------
            3.2       Articles of Amendment to Articles of Incorporation (4)
         -----------------------------------------------------------------------
            3.3       Bylaws (3)
         -----------------------------------------------------------------------
           10.1       Escrow Instructions and Agreement dated as of August 28,
                      2002 (5)
         -----------------------------------------------------------------------
           10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)
         -----------------------------------------------------------------------
           10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (5)
         -----------------------------------------------------------------------
           10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (5)
         -----------------------------------------------------------------------
           10.5       2003 Stock Option Plan (4)
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         REGULATION
         S-B NUMBER                        EXHIBIT
         -----------------------------------------------------------------------
           10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
         -----------------------------------------------------------------------
           10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)
         -----------------------------------------------------------------------
           10.8       Lease Option and Acquisition Agreement between Dolphin
                      Energy Corporation and Quaneco, L.L.C. (6)
         -----------------------------------------------------------------------
           10.9 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
         -----------------------------------------------------------------------
           10.10 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)
         -----------------------------------------------------------------------
           10.11 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
         -----------------------------------------------------------------------
           10.12 Form of 7% Secured Convertible Debenture due September 24, 2005 (8)
         -----------------------------------------------------------------------
           10.13 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
         -----------------------------------------------------------------------
           10.14 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
         -----------------------------------------------------------------------
           10.15 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
         -----------------------------------------------------------------------
           10.16 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
         -----------------------------------------------------------------------
           10.17 Third Amendment to Coal Bed Methane Participation Agreement dated as of October 1, 2003 (9)
         -----------------------------------------------------------------------
           10.18 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
         -----------------------------------------------------------------------
           10.19 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
         -----------------------------------------------------------------------
           10.20 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (11)
         -----------------------------------------------------------------------
           10.21 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (11)
         -----------------------------------------------------------------------
           10.22 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (12)
         -----------------------------------------------------------------------
           10.23 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (12)
         -----------------------------------------------------------------------
           10.24 Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (12)
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         REGULATION
         S-B NUMBER                        EXHIBIT
         -----------------------------------------------------------------------
           10.25      Purchase and Sale Agreement by and between Continental
                      Industries, LC and DAR, LLC and Galaxy Energy Corporation
                      dated January 14, 2004 (13)
         -----------------------------------------------------------------------
           10.26      Form of Securities Purchase Agreement dated as of January
                      15, 2004 between Galaxy Energy Corporation and the
                      Purchaser named therein (14)
         -----------------------------------------------------------------------
           10.27      Form of Common Stock Purchase Warrant Exercisable at $4.05
                      per Share (14)
         -----------------------------------------------------------------------
           16.1       Letter from Andersen Andersen & Strong, L.C. (10)
         -----------------------------------------------------------------------
            21        Subsidiaries of the registrant (4)
         -----------------------------------------------------------------------
           31.1       Rule 13a-14(a) Certification of Principal Executive
                      Officer
         -----------------------------------------------------------------------
           31.2       Rule 13a-14(a) Certification of Chief Financial Officer
         -----------------------------------------------------------------------
           32.1       Certification of Principal Executive Officer Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002
         -----------------------------------------------------------------------
            32.2      Certification of Chief Financial Officer Pursuant to 18
                      U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002
         -----------------------------------------------------------------------

         -----------------
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, filed December 6, 2002, file number 0-32237.
         (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.
         (3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
         (4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
         (5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.
         (6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
         (7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
         (8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
         (9) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, File No. 333-110053.
         (10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated November 13, 2002, filed December 11, 2003, file number 0-32237.
         (11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
         (12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
         (13) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
         (14) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.

         Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended February 29, 2004:

         o Amendment No.2 to report dated November 13, 2002, reporting, under Items 4 and 7 the change in certifying accountant, filed December 11, 2003.

         o Report dated December 19, 2003, reporting, under Items 5 and 7 the completion of a private placement of stock and warrants, filed December 19, 2003.

         o Amendment No. 1 to report dated December 19, 2003, reporting, under Items 5 and 7 the completion of a private placement of stock and warrants, filed December 23, 2003.

         o Report dated December 22, 2003, reporting, under Items 5 and 7 the purchase of oil and gas interests, filed December 23, 2003.

         o Report dated January 14, 2004, reporting, under Items 5 and 7 the purchase of oil and gas interests, filed January 15, 2004.

         o Report dated January 15, 2004, reporting, under Items 5 and 7 the completion of a private placement of stock and warrants, filed January 16, 2004.

         o Amendment No. 1 to report dated January 15, 2004, reporting, under Items 5 and 7 the completion of a private placement of stock and warrants, filed January 16, 2004.

         o Amendment No. 1 to report dated January 14, 2004, reporting, under Items 5 and 7 the purchase of oil and gas interests, filed January 20, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GALAXY ENERGY CORPORATION



Date:  March 18, 2004               By:    /s/ CARMEN J. LOTITO
                                       -----------------------------------------
                                          Carmen J. Lotito
                                          Chief Financial Officer