Form 10KSB/A
period 2003-11-30
GALAXY ENERGY CORP
filed 2004-03-25
CIK 1132784

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


         We have agreed to employ Continental Industries, LC, an affiliate of DAR, LLC, as operator on our Wyoming Powder River Basin leases. Continental, a privately-held exploration and production company based in Casper, Wyoming, was among the first CBM participants in the Powder River Basin and has extensive CBM experience. Since 1999, Continental has implemented successfully five CBM projects with over 200 wells. Continental was chosen as the contract operator on these properties because of its in-depth knowledge and plans in place to fully develop these properties.



         In addition, we have engaged Continental to conduct operations on our Leiter Field acreage because of the following factors:



         o the proximity of the Leiter Field to the Buffalo Run, Pipeline Ridge, Horse Hill and Dutch Creek projects;


         o Continental's close relationship with the technical and legal representatives of the Leiter Field mineral owners; and


         o  Continental's demonstrated capabilities.



         We are compensating Continental under the terms and provisions of a contract operator agreement with normal industry standard rates for personnel and expenses.


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


         On March 23, 2004, the closing price for the common stock was $2.70.



         As of March 22, 2004, there were 192 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW





































         Management believes the completion of its fiscal quarter ended February 29, 2004 marks the completion of its first phase of its business plan. The goals of the first phase were to obtain promising oil and gas properties and adequate funding to pay for those properties and commence exploratory drilling operations. To accomplish those goals, we needed to build our corporate infrastructure and make the investing public aware of our presence. We believed that by so doing, we could raise the capital we needed from the sale of our securities and use shares of our common stock to pay for property acquisitions. We also negotiated an agreement with a drilling fund as an alternate source of funding.



         The discussion that follows describes our results of operations, which were primarily the expenditure of funds to build corporate infrastructure and investor awareness of our company. While we incurred an accumulated deficit of $5,156,007 through February 29, 2004, our financing activities have provided net cash of $21,283,297. At February 29, 2004, undeveloped oil and gas properties were $14,861,307. We used cash of $3,313,813, stock valued at $8,200,000, and debt of $3,646,000 to acquire such properties.



         At February 29, 2004, we have cash of $12,681,995, most of which has been allocated for drilling projects. Our goal for the second phase of our business plan is to determine the potential of our properties. By so doing, we can develop a plan to secure additional funding for what we hope will be development drilling projects.


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


FINANCIAL STATEMENT PRESENTATION



         Effective November 13, 2002 an arrangement was completed between Dolphin Energy Corporation, a Nevada corporation, and us, whereby the shareholders of Dolphin Energy exchanged all of their common shares for 20,997,058 shares of Galaxy's common stock.



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

RESULTS OF OPERATIONS


         In light of the reverse acquisition transaction described above, our date of inception for accounting purposes is that of Dolphin Energy, June 18, 2002. We are considered a development stage company since we an exploration stage oil and gas company and have not earned any production revenue, or found proved resources on any of our properties.



         YEAR ENDED NOVEMBER 30, 2003 COMPARED TO PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002. For the year ended November 30, 2003, we incurred operating expenses of $2,579,595, primarily for legal expenses ($381,166), investor relations ($374,275), interest expense ($368,649), travel and entertainment ($321,463), management fees to Resource Venture Management ($320,000), and payroll salaries and taxes ($258,686). These expenses were incurred in the effort to acquire the oil and gas properties described above and secure the funding necessary to carry out the acquisitions. Included in investor relations expenses were amounts incurred with public relations firms for website development and hosting, writing and disseminating press releases and company profile pieces, and responding to investor and shareholder inquiries. In addition, we expensed $65,769 as a result of our decision not to exercise an option to acquire additional leases in Wyoming and Pannonian's decision to abandon a property in Australia.



         For the period from inception to November 30, 2002, we incurred operating expenses of $1,140,066, primarily for contract services - Resource Venture Management ($692,500), consulting fees and payroll ($125,265), legal fees ($103,314), and travel and entertainment ($102,479).


         Accordingly,   our  accumulated   deficit  at  November  30,  2003  was
$3,719,661.


         We expect operating expenses to increase from current levels due to our anticipated activities. With the acquisition of Pannonian International and the commencement of drilling activities in the Powder River Basin, we opened an office in Denver in addition to our offices in Miami.


LIQUIDITY AND CAPITAL RESOURCES


         AS OF NOVEMBER 30, 2003. At November 30, 2003, we had working capital of $1,756,776, as compared to a deficiency of $1,012,916 at November 30, 2002. The increase in working capital was due to the receipt in offering proceeds from the debenture offering described below.








         From December 1, 2002 through November 30, 2003, we raised net proceeds of $6,151,278 through the sale of our common stock and convertible debentures. These proceeds were used for ongoing operations and to pay accrued trade payables.



         We also negotiated with some of our creditors to convert their debt into equity. During the fiscal year ended November 30, 2003, Resource Venture Management, a related party, agreed to convert its $233,204 of debt outstanding at November 30, 2002, plus management fees for three months in the amount of $90,000 incurred during fiscal 2003, to 323,204 restricted shares of our common stock. Another party converted $10,000 of accounts payable to 10,000 shares of common stock.



         To address the cash requirements for the Quaneco agreement and our working capital needs, we engaged in a private offering of secured convertible debentures and warrants in September 2003. The offering was completed in early October 2003, resulting in gross proceeds of $5,640,000, $600,000 of which was a credit against our property payment obligations. The debenture pays interest at 7% per annum, matures two years from the date of issuance, is secured by all of our assets (subject to an agreement to subordinate in favor of a senior bank lender), and is convertible into shares of our common stock based on a price of $0.59 per share. Investors received five-year warrants to purchase up to 2,867,797 shares at $0.71 per share and 2,867,797 shares at $0.83 per share. We have filed a registration statement we were obligated to file, covering the shares underlying the debenture and warrants. We anticipate that upon the effectiveness of the registration statement, some of the warrants may be exercised because the exercise prices of the warrants are significantly lower than the current market price of our common stock.

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



PLAN OF OPERATION


         As of February 29, 2004, our obligations and commitments to make future payments are as follows:

                                                                Through                   Through
        CONTRACTUAL OBLIGATIONS 1<F1>:                     NOVEMBER 30, 2004         NOVEMBER 30, 2005
        ------------------------                           -----------------         -----------------
        Quaneco purchase option                              $    3,268,750             $    1,656,250

        Note payment to DAR, LLC                                          0                  2,600,000

        Convertible debentures 2<F2>                                248,850                  5,016,500
        Miami office lease                                           45,490                     26,738
        Denver office lease                                          36,230                     50,540
                                                             --------------             --------------

        Total                                                $    3,599,320             $    9,350,028
                                                             ==============             ==============


<F1>
1    Does not include obligations under promissory notes to related parties.
<F2>
2 The payment obligation for the debentures will be reduced to the extent the debentures are converted into shares of our common stock.

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



IMPAIRMENT OF LONG-LIVED ASSETS



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



STOCK BASED COMPENSATION



         Options that we may grant to employees under our stock option plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No.123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25.



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

GERRI BARATZ, SECRETARY


         Gerri Baratz became our Secretary in January 2004. She joined Dolphin Energy Corporation as an administrative assistant in August 2003. From February 1992 to September 2002, she served as an administrative assistant and office manager for VALIC, a company in Miami, Florida, that provided school, hospital, and government employees with a range of financial services, including various savings plans, IRAs, mutual funds, life insurance, long-term care insurance, and short-term disability insurance. After leaving VALIC, Ms. Baratz took a few months off. She then worked for two temporary services agencies in Miami, Florida, from December 2002 to August 2003. Ms. Baratz devotes all of her working time to the business of the company.


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

ROBERT THOMAS FETTERS, JR., DIRECTOR


         Robert Thomas Fetters, Jr. became a director in March 2004. He began his career in the oil and gas industry in 1966 when he joined Exxon, USA (then known as Humble Oil and Refining). He served in various capacities including exploration, production, and research management and as exploration planning manager. Internationally, he held positions as chief geologist for Esso Production Malaysia and exploration manager for Esso Australia. In 1983, Mr. Fetters joined Consolidated Natural Gas, serving as the president and CEO of its subsidiary, CNG Producing Company, from 1984 to 1989. From 1990 to 1995, he was the president of exploration and production for the Exploration Company of Louisiana, and from 1995 to 1997, he was the senior vice president of operations for National Energy Group in Dallas, Texas. In 1997, Mr. Fetters co-founded Beta Oil and Gas, Inc., based in Houston, Texas, and served as its managing director of exploration to September 2002. He continued to act as a consultant to Beta Oil and Gas after leaving his position to December 2002. In January 2003, he co-found Delta Resources, LLC, Houston, Texas, which was formed specifically to utilize leading edge technology in oil and gas exploration. He continues to serve as Delta's CEO and a director. In January 2003, he also co-founded Alliance Oil & Gas Company, LLC, Houston, Texas, which is principally involved in oil and gas acquisitions. He continues to serve as Alliance's chairman and a director. Since January 2004, Mr. Fetters has served as the president of Waveland Energy Partners, LLC, of Irvine, California. He holds both a bachelor's and master's degree in geology from the University of Tennessee.


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

ADVISORY COMMITTEE


         We established an Advisory Committee to obtain advice and recommendations from persons with significant experience in capitalizing and operating unconventional natural gas exploration and development companies. These persons did not want and do not have any authority to make decisions on our behalf or to bind us. However, they have committed to provide consulting services to us as requested in the following areas: identification of properties for acquisition, negotiation of deal terms, assistance in making presentations about our operations, and assistance in structuring financing arrangements. While members of the Advisory Committee have full access to our proprietary information that is relevant to particular tasks assigned to them, they are obligated to maintain the confidentiality of that information. Currently, the Advisory Committee meets informally with our officers through telephone conference calls or in person on average at least once a week, and our officers also speak with each member of the committee at least twice a week for input on various projects. Members of the Advisory Committee also participate at times during meetings of our board of directors when requested by the board and attend only those portions of the meeting relevant to assigned tasks. We pay each of our Advisory Committee members according to individually-negotiated consulting agreements. There is no set rate of compensation or benefits for service as an Advisory Committee member.



         Marc A. Bruner serves as Chairman of our Advisory Committee. He has served as the Chairman of the Board of Directors of Gasco Energy, Inc., a publicly-held oil and gas exploration company, since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a Toronto Stock Exchange and American Stock Exchange listed natural gas company. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company that had land holdings in the Powder River Basin. Pennaco was acquired in March 2001 by Marathon Oil Company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a director until late 1997. Marc A. Bruner is the father of Marc E. Bruner. Mr. Bruner currently devotes approximately 20 hours per week to the business of the company.



         Brian Hughes joined our Advisory Committee in March 2004. He started his career in the oil and gas industry in 1985, as a production engineer for Shell Oil Company. While employed by Shell through 1988, he was responsible for hydraulic fracturing operations for Shell's operated units in West Texas. Mr. Hughes then worked as a consultant from 1989 to 1996. During that period, he planned and supervised exploration and production operations in the Rocky Mountains and West Texas, including coal bed methane exploration programs in the Sand Wash Basin, Piceance Basin, and San Juan Basin. His research into tight gas sand and coal bed methane plays resulted in his involvement with Ultra Petroleum and RIS Resources International from 1996 to 1998, where he served as vice president exploration and production for those companies. Mr. Hughes briefly served as vice president exploration and production for Pennaco Energy, Inc. in 1998. Mr. Hughes has been a consultant since 1998, focusing on coal bed methane opportunities in the Powder River Basin, Forest City Basin, Arkoma Basin, Uinta Basin, Green River Basin, Bellingham Basin, Vancouver Island, Hat Creek, Western Alberta, Southeast Alberta, Alaska, and Zimbabwe. Mr. Hughes has been the manager of Crusader Resources, LLC, since that entity's inception in May 2002. Crusader Resources is wholly-owned by Mr. Hughes and is engaged in providing oil and gas contractor services, as well as making oil and gas investments.


CONFLICTS OF INTEREST


         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. While the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business.


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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the our common stock, as of February 29, 2004:

                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>
Marc A. Bruner                                            12,628,354 (3)(4)<F3><F4>           32.3%
29 Blauenweg
Metzerlen, Switzerland 4116

Resource Venture Management                                5,222,729 (4)<F4>                  13.6%
29 Blauenweg
Metzerlen, Switzerland 4116

Bruner Group, LLP                                          4,500,000 (4)<F4>                  11.7%
1775 Sherman Street #1375
Denver, Colorado 80203

RAB Capital Limited (5)                                    5,423,730 (6)<F6>                   9.8%
No. 1 Adam Street
London W2CN 6LE
United Kingdom

DL Family Partnership                                      3,000,000                           6.0%
P.O. Box 656
Casper, Wyoming 82602

Marc E. Bruner                                             1,500,000 (4)<F4>                   3.9%

Carmen Lotito                                              1,000,000 (4)<F4>                   2.6%

Dr. James Edwards                                               0                               --

Cecil D. Gritz                                                  0                               --

Robert Thomas Fetters, Jr.                                      0                               --

Thomas W. Rollins                                               0                               --

Chris D. Wright                                                 0                               --

Gerri Baratz                                                    0                               --


                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>

All officers and directors as a group  (8 persons)         2,500,000                           5.0%

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


         MARC A. BRUNER/RESOURCE VENTURE MANAGEMENT. Marc A. Bruner is one of our principal shareholders, one of the founders of Dolphin Energy, and the father of Marc E. Bruner, who serves as our president and a director. We utilize the services of Marc A. Bruner as a consultant and pay for his services through his company, Resource Venture Management. During the fiscal year ended November 30, 2002, we agreed to pay Resource Venture Management a total of $692,500 for monthly management fees of $162,000 through November 30, 2002, for finding oil and gas projects ($300,000), and for reimbursement of costs and expenses ($230,500). We paid $259,296 in cash and $200,000 by issuing 4,000,000 shares of our common stock, leaving $233,204 due at November 30, 2002. At February 28, 2003, Resource Venture Management agreed to convert its outstanding debt of $233,204, into 233,204 shares of our common stock, valued at $1.00 per share.



         We have agreed to enter into a consulting agreement with Resource Venture Management to provide future consulting services for a fee of up to $30,000 per month. Beginning October 1, 2003, we and Resource Venture Management agreed to a reduced fee of $10,000 per month. Such consulting services include service as Chairman of the Advisory Committee. During the year ended November 30, 2003, consulting fees of $320,000 were incurred. We paid Resource Venture Management part of its consulting fees through the issuance of 90,000 shares of common stock valued at $1.00 per share. We subsequently agreed to pay Resource Venture Management additional consulting fees and expenses of $77,500 during the year ended November 30, 2003, of which $42,500 is included in accounts payable at November 30, 2003. Resource Venture Management currently has only one employee, Marc A. Bruner.

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


         Crusader Resources, based in Denver, Colorado and organized in May 2002, was recommended to Horizon Exploitation because of the extensive drilling experience of Brian Hughes in the Powder River Basin area. While Crusader Resources has no clients and has not served as a contract operator, Mr. Hughes has drilled over 1,500 wells in that area. We have retained Brian Hughes to serve as a member of our Advisory Committee, but have not completed a consulting agreement with him. For the fiscal year ended November 30, 2003, we reimbursed Brian Hughes $25,000 for expenses incurred on our behalf.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
       2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)
--------------------------------------------------------------------------------
       3.1         Articles of Incorporation (3)
--------------------------------------------------------------------------------
       3.2         Articles of Amendment to Articles of Incorporation (4)
--------------------------------------------------------------------------------
       3.3         Bylaws (3)
--------------------------------------------------------------------------------
                                       28

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      10.1         Escrow Instructions and Agreement dated as of August 28, 2002
                   (5)
--------------------------------------------------------------------------------
      10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)
--------------------------------------------------------------------------------
      10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (5)
--------------------------------------------------------------------------------
      10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
                   (5)
--------------------------------------------------------------------------------
      10.5         2003 Stock Option Plan (4)
--------------------------------------------------------------------------------
      10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
--------------------------------------------------------------------------------
      10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)
--------------------------------------------------------------------------------
      10.8 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
--------------------------------------------------------------------------------
      10.9 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
--------------------------------------------------------------------------------
      10.10 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)
--------------------------------------------------------------------------------
      10.11 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
--------------------------------------------------------------------------------
      10.12        Form of 7% Secured Convertible Debenture due September 24,
                   2005 (8)
--------------------------------------------------------------------------------
      10.13 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
--------------------------------------------------------------------------------
      10.14 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
--------------------------------------------------------------------------------
      10.15 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
--------------------------------------------------------------------------------
      10.16 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
--------------------------------------------------------------------------------
      10.17 Third Amendment to Coal Bed Methane Participation Agreement dated as of October 1, 2003 (9)
--------------------------------------------------------------------------------
      10.18 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
--------------------------------------------------------------------------------
      10.19 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
--------------------------------------------------------------------------------
      10.20 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (11)
--------------------------------------------------------------------------------
      10.21 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      10.22        Sale and Escrow Agreement dated December 22, 2003 between
                   Pioneer Oil, LLC and Dolphin Energy Corporation (12)
--------------------------------------------------------------------------------
      10.23        Share Acquisition Agreement between Pioneer Oil, LLC and
                   Galaxy Energy Corporation dated December 22, 2003 (12)
--------------------------------------------------------------------------------
      10.24        Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (12)
--------------------------------------------------------------------------------
      10.25        Purchase and Sale Agreement by and between Continental
                   Industries, LC and DAR, LLC and Galaxy Energy Corporation
                   dated January 14, 2004 (13)
--------------------------------------------------------------------------------
      10.26        Form of Securities Purchase Agreement dated as of January 15,
                   2004 between Galaxy Energy Corporation and the Purchaser
                   named therein (14)
--------------------------------------------------------------------------------
      10.27        Form of Common Stock Purchase Warrant Exercisable at $4.05
                   per Share (14)
--------------------------------------------------------------------------------
      16.1         Letter from Andersen Andersen & Strong, L.C. (10)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------

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

                                         GALAXY ENERGY CORPORATION




Date:  March 25, 2004                     By:    /s/ MARC E. BRUNER
                                            ------------------------------------
                                               Marc E. Bruner, President

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