Form 10KSB/A
period 2003-11-30
GALAXY ENERGY CORP
filed 2004-04-09
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


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


         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases had required the drilling of 60 wells by March 9, 2004. We have reached an agreement in principle to extend this date to October 10, 2004. We are in the process of reducing this agreement to writing. We have agreed to escrow $150,000, which will be returned to us if we meet this drilling requirement by October 10, 2004. If we fail to meet this drilling requirement by October 10, 2004, we will forfeit the $150,000, but retain the wells we have drilled. The wells we retain would be subject to a 20% royalty to the landowner.


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


         In March 2004, we acquired the remaining 35% working interest in the Buffalo Run project for $592,464. In April 2004, we expect to acquire the remaining 50% working interest in the Dutch Creek project for $300,00 and 360,000 restricted shares of our common stock.


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Management believes the completion of its fiscal quarter ended February 29, 2004 marks the completion of its first phase of its business plan. The goals of the first phase were to obtain promising oil and gas properties and adequate funding to pay for those properties and commence exploratory drilling operations. To accomplish those goals, we needed to build our corporate infrastructure and make the investing public aware of our presence. We believed that by so doing, we could raise the capital we needed from the sale of our securities and use shares of our common stock to pay for property acquisitions. We also negotiated an agreement with a drilling fund as an alternate source of funding. While this agreement expired in January 2004, we believe that we will enter into a new agreement with the drilling fund on substantially the same terms as the original agreement.


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


         We have budgeted funds to complete 100 wells on our Powder River Basin leases by the end of 2004. Our goal is to have 60 wells on production by the end of 2004, and an additional 40 wells coming on production in early 2005. Accordingly, in the short-term, management will focus on achieving these goals within the parameters of the budget. This means maintaining close supervision over drilling operations, which commenced in February 2004. To accomplish this, management must make sure that proper reporting procedures and controls have been implemented. For the long-term management will use the drilling results to determine the best courses of action to take with respect to future acquisitions, growth, and capitalization of the company. Management will evaluate the effectiveness of the criteria and factors it has used in making acquisition and growth decisions. Management's determinations will be subject generally to federal and state policies regarding the development of energy resources, which can change from time to time.



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


         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases had required the drilling of 60 wells by March 9, 2004. We have reached an agreement in principle to extend this date to October 10, 2004. We are in the process of reducing this agreement to writing. We have agreed to escrow $150,000, which will be returned to us if we meet this drilling requirement by October 10, 2004. If we fail to meet this drilling requirement by October 10, 2004, we will forfeit the $150,000, but retain the wells we have drilled. The wells we retain would be subject to a 20% royalty to the landowner.


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


         In March 2004, we acquired the remaining 35% working interest in the Buffalo Run project for $592,464. In April 2004, we expect to acquire the remaining 50% working interest in the Dutch Creek project for $300,000 and 360,000 restricted shares of our common stock.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

         NAME                            AGE     POSITION
         Marc E. Bruner                   31     President and Director
         Carmen Lotito                    59     Chief Financial Officer, Treasurer and Director
         Cecil D. Gritz                   60     Chief Operating Officer and Director
         Gerri Baratz                     54     Secretary
         Dr. James M. Edwards             58     Director
         Robert Thomas Fetters, Jr.       64     Director
         Thomas W. Rollins                72     Director
         Chris D. Wright                  45     Director (Resigned as of April 8, 2004)

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

         Mr. Wright resigned on April 8, 2004, in order to assure that certain legal proceedings in his background would not impair our ability to proceed with a proposed listing of our common stock on a stock exchange. On December 20, 2002, Mr. Wright consented to an order by the British Columbia Securities Commission finding violations of insider trading and acting contrary to the public interest. He was ordered to cease trading in any securities, acting as a director or officer of any British Columbia resident issuers (except for his private holding companies), and engaging in any investor relations activities for a four-year period ending December 20, 206. In addition, Mr. Wright agreed to pay $107,937.50 in profits made from the violations and $34,000, of which $4,000 represented costs of the investigation.

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


         Marc A. Bruner serves as Chairman of our Advisory Committee. He has served as the Chairman of the Board of Directors of Gasco Energy, Inc., a publicly-held oil and gas exploration company, since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum, a Toronto Stock Exchange and American Stock Exchange listed natural gas company. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company that had land holdings in the Powder River Basin. Pennaco was acquired in March 2001 by Marathon Oil Company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a director until late 1997. Marc A. Bruner is the father of Marc E. Bruner. Mr. Bruner currently devotes approximately 20 hours per week to the business of the company. We pay for his services through a consulting agreement with his company, Resource Venture Management.


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


         MARC A. BRUNER/RESOURCE VENTURE MANAGEMENT. Marc A. Bruner is one of our principal shareholders, one of the founders of Dolphin Energy, and the father of Marc E. Bruner, who serves as our president and a director. We utilize the services of Marc A. Bruner as a consultant and pay for his services through his company, Resource Venture Management. The nature of his ongoing consulting services is such that we have identified him as Chairman of our Advisory Committee. During the fiscal year ended November 30, 2002, we agreed to pay Resource Venture Management a total of $692,500 for monthly management fees of $162,000 through November 30, 2002, for finding oil and gas projects ($300,000), and for reimbursement of costs and expenses ($230,500). We paid $259,296 in cash and $200,000 by issuing 4,000,000 shares of our common stock, leaving $233,204 due at November 30, 2002. At February 28, 2003, Resource Venture Management agreed to convert its outstanding debt of $233,204, into 233,204 shares of our common stock, valued at $1.00 per share.


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


         CRUSADER RESOURCES, LLC/MARC A. BRUNER. Our agreement with Horizon Exploitation, Inc., which expired January 15, 2004, identified Crusader Resources, LLC, as the contract operator for the drilling of any wells under the agreement. Crusader Resources, LLC is a Colorado limited liability company of which Brian Hughes and Marc A. Bruner were the only members at the time of the agreement. Mr. Bruner has since sold his interest in Crusader Resources, LLC to Brian Hughes, who is also the manager of Crusader Resources.



         The agreement stated that a contract operatorship well fee of $5,000 was to be paid to the Crusader Resources as contract operator. To date, no amounts have been paid to Crusader Resources, LLC, as no wells have been drilled under the agreement. Further, the contract operating agreement with Crusader stated that all wells on the subject leases were to be drilled on a competitive contract basis at the usual rates prevailing in the area. Since we have retained Continental Industries as operator with respect to our Powder River Basin acreage in Wyoming, it is anticipated that our new agreement with Horizon will identify Continental Industries instead of Crusader Resources as the contract operator.


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

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      10.10        Fourth Extension Agreement between Pioneer Oil LLC and
                   Dolphin Energy Corporation dated April 28, 2003 (7)
--------------------------------------------------------------------------------
      10.11        Form of Securities Purchase Agreement dated as of September
                   24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
--------------------------------------------------------------------------------
      10.12        Form of 7% Secured Convertible Debenture due September 24,
                   2005 (8)
--------------------------------------------------------------------------------
      10.13        Form of Common Stock Purchase Warrant Exercisable at $0.71
                   per Share (8)
--------------------------------------------------------------------------------
      10.14        Form of Common Stock Purchase Warrant Exercisable at $0.83
                   per Share (8)
--------------------------------------------------------------------------------
      10.15        Letter amending Lease Option and Acquisition Agreement
                   between Dolphin Energy Corporation and Quaneco, L.L.C. dated
                   September 22, 2003 (9)
--------------------------------------------------------------------------------
      10.16        Fifth Extension Agreement between Pioneer Oil LLC and Dolphin
                   Energy Corporation dated September 30, 2003 (9)
--------------------------------------------------------------------------------
      10.17        Third Amendment to Coal Bed Methane Participation Agreement
                   dated as of October 1, 2003 (9)
--------------------------------------------------------------------------------
      10.18        Option Agreement between Tom Horn, LLC and Dolphin Energy
                   Corporation dated October 10, 2003 (9)
--------------------------------------------------------------------------------
      10.19        Sixth Extension Agreement between Pioneer Oil LLC and Dolphin
                   Energy Corporation dated October 16, 2003 (9)
--------------------------------------------------------------------------------
      10.20        Form of Securities Purchase Agreement dated as of December
                   18, 2003 between Galaxy Energy Corporation and the purchaser named therein (11)
--------------------------------------------------------------------------------
      10.21        Form of Common Stock Purchase Warrant Exercisable at $2.71
                   per Share (11)
--------------------------------------------------------------------------------
      10.22        Sale and Escrow Agreement dated December 22, 2003 between
                   Pioneer Oil, LLC and Dolphin Energy Corporation (12)
--------------------------------------------------------------------------------
      10.23        Share Acquisition Agreement between Pioneer Oil, LLC and
                   Galaxy Energy Corporation dated December 22, 2003 (12)
--------------------------------------------------------------------------------
      10.24        Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (12)
--------------------------------------------------------------------------------
      10.25        Purchase and Sale Agreement by and between Continental
                   Industries, LC and DAR, LLC and Galaxy Energy Corporation
                   dated January 14, 2004 (13)
--------------------------------------------------------------------------------
      10.26        Form of Securities Purchase Agreement dated as of January 15,
                   2004 between Galaxy Energy Corporation and the Purchaser
                   named therein (14)
--------------------------------------------------------------------------------
      10.27        Form of Common Stock Purchase Warrant Exercisable at $4.05
                   per Share (14)
--------------------------------------------------------------------------------
      16.1         Letter from Andersen Andersen & Strong, L.C. (10)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------

      31.1         Rule 13a-14(a) Certification of Chief Executive Officer

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-B
     NUMBER                             EXHIBIT
--------------------------------------------------------------------------------

      31.2         Rule 13a-14(a) Certification of Chief Financial Officer

--------------------------------------------------------------------------------

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

--------------------------------------------------------------------------------

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

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

(9) Incorporated by reference to the exhibits to the registrant's initial filing of its registration statement on Form SB-2, File No. 333-110053, on October 29, 2003.

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

                                         GALAXY ENERGY CORPORATION




Date:  April 8, 2004                     By:    /s/ MARC E. BRUNER
                                            ------------------------------------
                                               Marc E. Bruner, President

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