Form 10QSB
period 2004-05-31
GALAXY ENERGY CORP
filed 2004-07-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from __________________ to _______________

                         Commission file number 0-32237

                            GALAXY ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 COLORADO                               98-0347827
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

              1331 - 17TH STREET, SUITE 730, DENVER, COLORADO 80202
                    (Address of principal executive offices)

                                 (303) 293-2300
                           (Issuer's telephone number)

            1001 BRICKELL BAY DRIVE, SUITE 2202, MIAMI, FLORIDA 33131
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                   -----    ------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           58,817,509 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  MAY 31, 2004

 Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                  ----    -----

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets
  May 31, 2004 (Unaudited) and November 30, 2003...............................3

Consolidated Statements of Operations (Unaudited)
  Three Months ended May 31, 2004 and 2003.....................................4

Consolidated Statements of Operations (Unaudited)
  Six Months ended May 31, 2004 and 2003
  and Cumulative Amounts from Inception (June 18, 2002) to May 31, 2004........5

Consolidated Statement of Cash Flows (Unaudited)
  Six Months ended May 31, 2004 and 2003
  and Cumulative Amounts from Inception (June 18, 2002) to May 31, 2004........6

Notes to Consolidated Financial Statements (Unaudited)......................8-19

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                         MAY 31, 2004         NOVEMBER 30, 2003
                                                                          (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
     Cash                                                               $     6,487,506        $     2,239,520
     Prepaid and other                                                          178,247                 54,573
                                                                        ---------------        ---------------
         Total Current Assets                                                 6,665,753              2,294,093
                                                                        ---------------        ---------------

OIL AND GAS PROPERTIES                                                       23,208,780              2,799,720
                                                                        ---------------        ---------------

FURNITURE AND EQUIPMENT, NET                                                    115,346                  4,527
                                                                        ---------------        ---------------

OTHER ASSETS
     Deferred financing costs, net                                                    -                547,133
     Other                                                                       14,013                  9,960
                                                                        ---------------        ---------------
                                                                                 14,013                557,093
                                                                        ---------------        ---------------

TOTAL ASSETS                                                            $    30,003,892        $     5,655,433
                                                                        ===============        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                           $     1,271,814        $       194,933
     Accounts payable - related                                                 156,453                160,032
     Current portion of notes payable - related                                  57,078                107,632
     Current portion of notes payable                                         1,000,000                      -
     Interest payable                                                            69,555                 74,720
                                                                        ---------------        ---------------
         Total Current Liabilities                                            2,554,900                537,317
                                                                        ---------------        ---------------

ASSET RETIREMENT OBLIGATION                                                     189,981                      -
                                                                        ---------------        ---------------

CONVERTIBLE DEBENTURES, NET (NOTE 4)                                                  -              2,461,611
                                                                        ---------------        ---------------

NOTES PAYABLE - RELATED                                                               -                 21,946
                                                                        ---------------        ---------------

NOTES PAYABLE                                                                 1,600,000                      -
                                                                        ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value
         Authorized - 25,000,000 shares
         Issued - none
     Common stock, $.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 58,817,509 shares (2004)
         and 33,971,503 shares (2003)                                            58,818                 33,972
     Capital in excess of par value                                          34,104,329              6,320,248
     (Deficit) accumulated during the development stage                      (8,504,136)            (3,719,661)
                                                                        ---------------        ---------------
         Total Stockholders' Equity                                          25,659,011              2,634,559
                                                                        ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    30,003,892        $     5,655,433
                                                                        ===============        ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        MAY 31, 2004          MAY 31, 2003

REVENUE                                                $             -       $             -
                                                       ---------------       ---------------
COSTS AND EXPENSES
     General and administrative                              1,037,728               441,585
     Depreciation and amortization                              61,435                     -
                                                       ---------------       ---------------
                                                             1,099,163               441,585
                                                       ---------------       ---------------

OTHER EXPENSE
     Interest and financing costs                            2,248,965                     -
                                                       ---------------       ---------------
                                                             2,248,965                     -
                                                       ---------------       ---------------

NET (LOSS)                                             $    (3,348,128)      $      (441,585)
                                                       ===============       ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                   $         (0.06)      $         (0.01)
                                                       ===============       ===============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                   53,222,289            30,885,226
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE FROM
                                                                                                     INCEPTION
                                                      SIX MONTHS ENDED      SIX MONTHS ENDED    (JUNE 18, 2002) TO
                                                        MAY 31, 2004          MAY 31, 2003         MAY 31, 2004

REVENUE                                                $             -       $             -      $            -
                                                       ---------------       ---------------      --------------

COSTS AND EXPENSES
     General and administrative                              1,700,815               870,201           4,936,376
     Abandoned oil and gas properties                                -                     -              65,769
     Depreciation and amortization                             128,350                     -             178,032
                                                       ---------------       ---------------      --------------
                                                             1,829,165               870,201           5,180,177
                                                       ---------------       ---------------      --------------

OTHER EXPENSE
     Interest and financing costs                            2,955,309                     -           3,323,958
                                                       ---------------       ---------------      --------------
                                                             2,955,309                     -           3,323,958
                                                       ---------------       ---------------      --------------

NET (LOSS)                                             $    (4,784,474)      $      (870,201)     $   (8,504,135)
                                                       ===============       ===============      ==============
NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                   $         (0.10)      $         (0.03)     $        (0.24)
                                                       ===============       ===============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                   47,985,939            31,172,016          35,424,759
                                                       ===============       ===============      ==============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     CUMULATIVE FROM
                                                                    SIX MONTHS       SIX MONTHS     INCEP-TION (JUNE
                                                                  ENDED MAY 31,     ENDED MAY 31,     18, 2002) TO
                                                                      2004             2003          MAY 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                    $   (4,784,474)   $     (870,201)    $ (8,504,135)
   Adjustments to reconcile net (loss) to net
      cash (used) by operating activities
         Stock for services                                                   -           100,000          264,600
         Stock for services - related                                         -                 -           90,000
         Stock for interest                                              12,075                 -          245,279
         Amortization of discount on convertible debentures           2,312,500                 -        2,605,182
         Amortization of deferred financing costs                       105,248                 -          154,245
         Depreciation expense                                            23,103                 -           23,788
         Abandonment of oil and gas properties                                -                 -           65,769
         Other                                                                -                 -           11,178
   Changes in assets and liabilities
         (Decrease) increase in accounts payable - trade                139,880          (196,476)         120,736
         (Decrease) increase in accounts payable - related               (7,792)                -          152,240
         Increase in interest payable                                    (5,164)                -           69,556
         (Increase) in prepaids and other current assets               (123,674)          (59,025)        (178,247)
         Other                                                           (4,056)                -          (14,016)
                                                                 --------------    --------------     ------------

Net cash (used) by operating activities                              (2,332,354)       (1,025,702)      (4,893,825)
                                                                 --------------    --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                               (7,534,213)         (414,083)      (9,674,022)
   Purchase of furniture and equipment                                 (116,966)             (454)        (122,178)
   Advance to affiliate                                                                   (20,000)         (60,000)
   Cash received upon recapitalization and merger                                               -            4,234
                                                                 --------------    --------------     ------------

Net cash (used) by investing activities                              (7,651,179)         (434,537)      (9,851,966)
                                                                 --------------    --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                15,452,800         1,599,830       17,905,300
   Proceeds from sale of convertible debentures                               -                 -        5,040,000
   Debt and stock offering costs                                     (1,175,781)                -       (1,666,503)
   Payment of note payable - related                                    (72,500)                -          (72,500)
   Proceeds from exercise of warrants                                    27,000                 -           27,000
                                                                 --------------    --------------     ------------

Net cash provided by financing activities                            14,231,519         1,599,830       21,233,297
                                                                 --------------    --------------     ------------

NET INCREASE IN CASH                                                  4,247,986           139,591        6,487,506

CASH, BEGINNING OF PERIODS                                            2,239,500            41,320                -
                                                                 --------------    --------------     ------------
CASH, END OF PERIODS                                             $    6,487,506    $      180,911     $  6,487,506
                                                                 ==============    ==============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                                                    CUMULATIVE FROM
                                                                    SIX MONTHS       SIX MONTHS     INCEPTION (JUNE
                                                                  ENDED MAY 31,     ENDED MAY 31,     18, 2002) TO
                                                                       2004             2003          MAY 31, 2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                       $     91,697       $         -      $     200,465
                                                                 =============      ============     ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND   FINANCING
ACTIVITIES
   Debt incurred for oil and gas properties                      $  2,600,000       $         -      $   3,646,000
                                                                 =============      ============     ==============
   Stock issued for services                                     $          -       $   100,000      $     345,600
                                                                 =============      ============     ==============
   Stock issued for debt                                         $     12,075       $   233,204      $     245,279
                                                                 =============      ============     ==============
   Stock issued for convertible debt                             $  5,640,000       $         -      $   5,640,000
                                                                 =============      ============     ==============
   Warrants issued for offering and financing costs              $  1,058,103       $         -      $   1,165,681
                                                                 =============      ============     ==============
   Discount on convertible debentures issued                     $          -       $         -      $   3,471,071
                                                                 =============      ============     ==============
   Conversion of interest to debt                                $          -       $         -      $      11,178
                                                                 =============      ============     ==============
   Stock issued for subsidiary - related                         $          -       $         -      $    (202,232)
                                                                 =============      ============     ==============
   Stock issued for oil and gas properties                       $  9,149,600       $         -      $   9,149,600
                                                                 =============      ============     ==============














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying interim financial statements of Galaxy Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended May 31, 2004 are not necessarily indicative of the operating results for the entire year.

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

On June 2, 2003, the Company completed a Share Exchange Agreement whereby it issued 1,951,241 shares of its common stock to acquire all the shares of Pannonian International, Ltd. ("Pannonian"), a related entity. Pannonian is a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado. The shares issued were valued at the predecessor cost of the net assets of Pannonian acquired. Pannonian is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in Europe and is considered a development stage company as defined by SFAS 7. Pannonian had not earned any production revenue, nor found proved resources on any of its properties. As a result of the June 2, 2003 transaction, Pannonian became a wholly owned subsidiary of the Company.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements at November 30, 2003 include the Company for the period from November 13, 2002 to November 30, 2003, its wholly owned subsidiaries, Dolphin, for the period from June 18, 2002 to November 30, 2003, and Pannonian, for the period from June 2, 2003 to November 30, 2003. For the three and six months ended May 31, 2003 the consolidated financial statements include the Company and Dolphin. For the three and six months ended May 31, 2004, the consolidated financial statements include the Company, Dolphin and Pannonian for the entire period. All significant intercompany transactions have been eliminated upon consolidation.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of May 31, 2004, the Company has no proved reserves or production; however, the Company is in the process of completing and hooking up a number of wells and believes sufficient data will be developed by the end of the fiscal year to enable the Company to record proved reserves.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS 141 are required to be classified as long term intangible assets, then the reclassified amount as of May 31, 2004 and November 30, 2003, respectively, would be approximately $21,947,000 and $2,800,000, respectively. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

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

         Depreciation expense of $4,811 and $6,147 was recorded for the three and six months ended May 31, 2004, respectively.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ASSET RETIREMENT OBLIGATION

         In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

         During the six months ended May 31, 2004, the Company acquired working interests in a total of 110 natural gas wells. Even though the Company has no proved reserves as of May 31, 2004, it adopted the provisions of SFAS 143 to record an asset retirement obligation associated with the wells it owned as of that date. Depreciation of the related asset, and accretion of the asset retirement obligation, has been calculated using the Company's estimate of the life of the wells held at May 31, 2004 based upon comparable wells in the area. As a result of the adoption of SFAS 143, total assets and total liabilities increased $183,519. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. As of May 31, 2004 the ARO asset, after depreciation, was $173,025, and the asset retirement obligation after accretion of unamortized discount, was $189,981. Depreciation expense of $10,494 and accretion expense of $6,462 has been included in depreciation and amortization in the Consolidated Statement of Operations for the three and six month periods ended May 31, 2004.

         SHARE BASED COMPENSATION

         In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share would have been adjusted to the pro forma amounts indicated below.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                                         Cumulative
                                             Three months ended              Six months ended          from inception
                                                  May 31,                        May 31,               (June 18, 2002)
                                              2004         2003              2004           2003        to May 31, 2004
                                         ---------------------------  ------------------------------- ------------------

         Net (loss) as reported          $ (3,348,128)  $   (441,585) $ (4,784,474)   $    (870,201)   $  (8,504,135)

         Deduct: stock based
                 compensation cost
                 under SFAS 123              (485,492)             -      (485,492)               -         (485,492)
                                         ---------------------------  ------------------------------- ------------------
                Pro forma net (loss)       (3,833,620)  $   (441,585) $ (5,269,966)   $    (870,201)   $  (8,989,627)
                                         ===========================  =============================== ==================

         Pro forma basic and
         diluted net income per
         share

         Pro forma shares used in
         the calculation of pro forma
         net income per common share
         basic and diluted                 53,222,289     30,885,226    47,985,939       31,172,016       35,424,759
         Reported net income per
         common share basic and
         diluted                         $      (0.06)  $      (0.01) $      (0.10)   $       (0.03)   $       (0.24)
         Pro forma net income per
         common share basic and
         diluted                         $      (0.07)  $      (0.01) $      (0.11)   $       (0.03)   $       (0.25)


         Pro forma information regarding net income is required by SFAS 123. The value of options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three and six month period ended May 31, 2004

         Volatility                                79% to 104%
         Expected life of
         options (in years)                                 10
         Dividend Yield                                  0.00%
         Risk free interest rate                 2.0% to 4.75%

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


NOTE 2 - OIL AND GAS PROPERTIES

         At May 31, 2004, the Company's oil and gas properties consist of undeveloped oil and gas leases and interest in 110 natural gas wells in various stages of completion. The Company has no proved reserves as of that date.

         WYOMING

         In September 2002, the Company entered into an agreement for the acquisition of undeveloped oil and gas leases with Pioneer Oil, LLC, a Montana limited liability company. Under the terms of the agreement, for an initial cash payment of $100,000, the Company was entitled to earn a 100% working interest and a 78% net revenue interest in oil and gas leases covering 15,657 acres in the Powder River Basin near Leiter, Wyoming. The agreement required the Company to make an additional payment of $1,650,000 and to deposit the estimated cost to drill and complete 30 pilot wells, into an escrow account. During the year ended November 30, 2003, the Company negotiated term extensions with Pioneer and made an additional payment of $100,000 to Pioneer. On December 22, 2003, the Company purchased Pioneer's interest in the subject leases for $1,000,000 cash and 2,000,000 shares of common stock. By purchasing Pioneer's position, the Company is the lessee under the leases and the owner of the five natural gas wells on the leases. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. The leases had required the drilling of 60 wells by March 9, 2004; however, by the terms of an agreement dated March 10, 2004 the drilling requirement was extended to October 10, 2004. As consideration for the agreement the Company deposited $150,000, into an escrow account to be refunded if the Company fulfills the drilling requirement by October 10, 2004. If the Company is unable meet this drilling obligation by October 10, 2004, the Company will forfeit the $150,000, but retain ownership in wells drilled as of that date. This amount is included in oil and gas properties.

         On January 15, 2004, the Company entered into an agreement with DAR, LLC, ("DAR") a Wyoming limited liability company, to acquire certain oil and gas leases (the "Continental acreage") in the Powder River Basin of Wyoming for approximately $2,764,000 in cash and debt and 3,000,000 shares of the Company's common stock.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

         On March 23, 2004 the Company completed the acquisition of an additional 35% working interest in the Continental acreage. These interests, acquired from a group of seven individuals and companies, cover 3,200 gross acres. The Company paid $592,500 for these leases.

         On April 13, 2004 the Company entered into an agreement with an individual to increase its working interest by an average of 50% in 8,950 gross acres of the Continental acreage. The acquisition price for the additional working interest was $300,000 in cash and 360,000 shares of the Company's common stock, valued at the market price as of closing, $2.63 per share.

         On April 30, 2004 the Company acquired various working interests in approximately 27,000 net acres adjacent to, and in the vicinity of, the Continental acreage. The acquisition price for these new interests was $739,550.

         On June 16, 2004 the Company entered into a letter of intent to acquire 4,400 acres of oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, the Company has committed to pay 100% of the cost to drill twelve wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in nine existing wells, seven of which have been completed. The Company has paid the seller $100,000 and has the right to acquire for an additional $1,900,000, a 90% working interest in the entire 4,400 acres including all wells on the property.

         MONTANA

         On  August  5,  2003,  the  Company  entered  into a Lease  Option  and
         Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"), a privately held oil and gas company operating primarily in the Rocky Mountain region. Under the terms of the agreement, the Company has an option to acquire up to 50% of Quaneco's working interest in oil and gas leases covering approximately 206,000 gross acres in Montana, and an option to earn an undivided 25% interest in up to one hundred twenty-eight (128) drilling locations by paying its proportionate share of costs to drill wells on such locations. The purchase price of the option is $6,625,000. As of May 31, 2004, $3,378,500 of the purchase price has been paid by the Company, $2,787,500 in cash and $600,000 in convertible Debentures issued on September 24, 2003. The balance of the purchase price is due in installments as follows: $1,656,250 on September 1, 2004 and $1,581,250 on December 1, 2004.

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

         At May 31, 2004 and November 30, 2003, notes payable consists of the following:

                                                                                   May 31,     November 30,
                                                                                     2004          2003
         Payable to Florida Energy,
              Due March 7, 2004, Interest rate - 7.5%                      $          --         $  50,000
         Payable to the President of Pannonian
              Due February 5, 2005, Interest rate 10%                             39,946            39,946
         Payable to a company wholly owned by the
         President of Pannonian
              Due August 1, 2004, Interest rate 6.5%                              17,132            17,132
              Due October 5, 2001, Interest rate 15%                                   -            10,000
              Due November 29, 2001, Interest rate 15%                                 -            10,000
              Due January 12, 2002, Interest rate 15%                                  -             2,500
         Payable to DAR, LLC                                                   2,600,000                -
                                                                            ------------         ---------
                                                                               2,657,078           129,578
         Less current portion                                                 (1,057,078)         (107,632)
                                                                            ------------         ---------
         Long term portion                                                    $1,600,000         $  21,946
                                                                            ============         =========

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES

         In October 2003, the Company completed a private offering of Secured Convertible Debentures and Warrants (the "Debentures"). Gross proceeds from the offering were $5,640,000 ($5,040,000 in cash (including $200,000 from a founder\shareholder of the Company) and $600,000 as partial consideration for oil and gas properties). The debentures pay interest at 7% per annum, mature two years from the date of issue, are secured by substantially all the Company's assets (subject to an agreement to subordinate in favor of a senior bank lender), and are convertible into shares of the Company's common stock based on a conversion price of $0.59 per share. Debenture purchasers received warrants to purchase 2,867,797 shares of the Company's common stock at an exercise price of $0.71 per share, and 2,867,797 shares at an exercise price of $0.83 per share, for a period of five years (the "debenture warrants").

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

         The fair value of the debenture warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $.63 and $.80 per share, zero dividends, expected volatility of 46% and 55%, risk free interest rate of 3.125% and expected life of five years. The fair value of the debenture warrants of $1,823,211, resulted in a discount to the debentures of $1,178,417, and a beneficial conversion feature to the debentures of $2,292,654. The beneficial conversion feature reflects the fact the market price of the Company's common stock exceeded the conversion price of the debentures as of the respective issue dates. The resulting discount attributable to the debenture warrants and the beneficial conversion feature of the debentures aggregating $3,471,071 has been recorded as a discount to the debentures and is being amortized over the term of the debentures. Amortization of the discount of $244,113 and $640,874 is included in interest expense for the three and six months ended May 31, 2004.

         During the six months ended May 31, 2004, all investors converted their debentures into 9,558,332 shares of common stock in accordance with the terms of the Securities Purchase Agreement. On the dates of conversion, the unamortized discount on those debentures attributable to the fair value of the debenture warrant, $865,989, was credited to capital in excess of par value. The unamortized discount of the beneficial conversion feature, $1,671,627 was recognized as interest expense. At the time of conversion, certain investors elected to convert interest accrued through the conversion date into shares of common stock, rather than receive cash payments of such interest. During the six months ended May 31, 2004, $12,075 of accrued interest was converted into 20,466 shares of common stock.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES (CONTINUED)

         Deferred financing costs associated with the debentures were amortized through the dates of conversion of the debentures into common stock. As of the conversion dates the remaining unamortized balance of deferred financing costs was credited to capital in excess of par value in the amounts of $338,356 and $441,886 for the three and six month periods ended May 31, 2004.

         During the six months ended May 31, 2004 the registration statement covering the resale of common stock underlying the debentures was declared effective by the Securities and Exchange Commission. Because the Company did not meet the deadline for registration of the common stock to become effective as required by the Securities Purchase Agreement, the Company was required to pay liquidated damages to investors in the amount of $404,000. This amount was recorded as interest and financing costs during the three months ended May 31, 2004.

         The placement agents for the debentures received warrants to purchase 230,847 shares of the Company's common stock at an exercise price of $.59 per share for a term of 5 years from the date of grant. The $107,758 fair value of the warrants was estimated at the grant date under the Black-Scholes pricing model.

NOTE 5 - STOCKHOLDERS' EQUITY

         During the six months ended May 31, 2004 the Company issued shares of its common stock as follows:
            o 360,000 shares for partial consideration of acquired oil and gas properties at $2.63 share
            o 8,033,898 shares upon conversion of $4,740,000 of convertible debentures at a conversion price of $.59 per share
            o   20,466 shares upon conversion of $12,075 of accrued  interest on convertible debentures at a conversion price of $.59 per share
            o   371,206 shares issued in conjunction with the cashless  exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003
            o 348,005 shares issued in conjunction with the cashless exercise of 508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003
            o 45,763 shares for cash of $.59 per share upon conversion of warrants issued to placement agents of the convertible debentures
            o   2,503,571 shares for cash at $1.40 per share
            o 2,000,000 shares for partial consideration of acquired oil and gas properties at $1.40 per share
            o 3,000,000 shares for partial consideration of acquired oil and gas properties at $1.80 per share
            o   6,637,671 shares for cash of $1.80 per share
            o 1,525,424 shares upon conversion of $900,000 of convertible debentures at $.59 per share

         Common stock issued for oil and gas properties was valued at the market price on the closing date of the transaction, or at the price per share of the private placement sold for cash that took place at the time of the transaction.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

         During the six months ended May 31, 2004 the registration statement covering the resale of common stock sold in the December 2003 private placement was declared effective by the Securities and Exchange
         Commission. Because the Company did not meet the deadline for registration of the common stock to become effective, as required by the Securities Purchase Agreement, the Company was required to pay liquidated damages to investors in the amount of $35,050. This amount was recorded as interest and financing costs during the six months ended May 31, 2004.

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

         During the six months ended May 31, 2004, a holder of the warrants issued with the convertible debentures, exercised their warrants. An aggregate 719,211 shares of common stock were issued upon exercise in accordance with the cashless exercise provisions of the Securities Purchase Agreement.

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

         In March and April 2004, the Company granted each of the Company's four outside directors options to each to purchase 60,000 shares of the Company's common stock for a term of 10 years at the closing price of common stock as of the date of grant. The options were vested upon grant.

         On April 6, 2004, the Company granted certain employees options to purchase a total of 2,350,000 shares of the Company's common stock for term of 10 years at the closing price of the common stock as of the date of grant. The options vest over a 5 year period.

         On April 28, 2004, the Company granted two consultants options to purchase a total of 300,000 shares of the Company's common stock over a term of 10 years at the closing price of the common stock as of the date of grant. The options vest over terms of up to 5 years. The options were valued utilizing the Black-Scholes valuation model. At May 31, 2004 no options were vested.

         As of May 31, 2003, options to purchase 610,000 shares of the Company's common stock were available to be granted pursuant to the stock option agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Effective November 13, 2002 an arrangement was completed between Galaxy Investments, Inc. and Dolphin Energy Corporation, a Nevada corporation, whereby the shareholders of Dolphin Energy exchanged all of their common shares for 20,997,058 shares of Galaxy's common stock.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At May 31, 2004, there were no reserves. Costs of oil and gas properties are considered unevaluated; however, the Company is in the process of completing and hooking up a number of wells and believes sufficient data will be developed by the end of the fiscal year to enable the Company to record proved reserves.

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

STOCK BASED COMPENSATION.

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Options granted to consultants are accounted for in accordance with SFAS 123, whereby the fair value of options granted, as estimated using the Black-Scholes valuations model, is recorded as compensation expense in the period in which such options vest.

STATUS OF OIL AND GAS PROPERTIES

         POWDER RIVER BASIN - WYOMING. Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitled us to earn a 100% working interest and a 78% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming. To acquire the leases covering this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We were required to pay $1,650,000 by October 1, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by October 1, 2003, and drill at least 25 pilot wells by March 1, 2004. The agreement also provided for the acquisition of a 100% interest in five natural gas wells, for $500,000, by October 1, 2003. Upon an additional payment of $100,000 by the Company, Pioneer extended the obligations due October 1, 2003 to October 31, 2003, to allow for negotiation of a new agreement.

         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases had required the drilling of 60 wells by March 9, 2004; however, by the terms of an agreement dated March 10, 2004 the drilling requirement was extended to October 10, 2004. As consideration for the agreement the Company deposited $150,000, into an escrow account to be refunded if the Company fulfills the drilling requirement by October 10, 2004. If the Company is unable meet this drilling obligation by October 10, 2004, the Company will forfeit the $150,000, but retain ownership in wells drilled as of that date.

         In January 2004, we acquired an operating interest in 61 non-productin CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming (the "Continental acreage") from DAR, LLC, ("DAR") in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655 cash paid, and $2,600,000 in future payments. The amount of $1,000,000 is due January 14, 2005 and $1,600,000 is due June 24, 2005. We have agreed to employ Continental Industries, LC, an affiliate of DAR, LLC, as contract operator on our Wyoming Powder River Basin leases.

         As a result of this acquisition we have approximately a 65% working interest in the Buffalo Run project, which has 19 wells drilled and completed and another 25 wells in various stages of completion, and a 50% working interest in the Dutch Creek project, which has 13 wells drilled and completed and another four wells in various stages of completion.

         During our first fiscal quarter, ended February 29, 2004 we drilled a total of twelve wells on acreage acquired from DAR and Pioneer. In the second fiscal quarter ended May 31, 2004 we participated in the drilling of 30 additional wells in the Leiter, Horse Hill, Pipeline Ridge, Buffalo Run and Tietjon prospects in the Powder River Basin. We also completed the following acreage acquisitions:

    o On March 23, 2004 the Company completed the acquisition of an additional 35% working interest in the Continental acreage. These interests, acquired from a group of seven individuals and companies, cover 3,200 gross acres. The Company paid $592,500 for these leases.
    o On April 13, 2004 the Company entered into an agreement with an individual to increase its working interest by an average of 50% in 8,950 gross acres of the Continental acreage. The acquisition price for the additional working interest was $300,000 in cash and 360,000 shares of the Company's common stock, valued at the market price as of closing, $2.63 per share.
    o On April 30, 2004 the Company acquired various working interests in approximately 27,000 net acres adjacent to, and in the vicinity of, the Continental acreage. The acquisition price for these new interests was $739,550.

         On June 16, 2004 the Company entered into a letter of intent to acquire approximately 4,400 net acres of oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, the Company has committed to pay 100% of the cost to drill twelve wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in nine existing wells, seven of which have been completed. The Company has paid the seller $100,000 and has the right to acquire for an additional $1,900,000, a 90% working interest in the entire 4,400 acres including all wells on the property.

         Subsequent to the June 16, 2004 acquisition, the Company holds approximately 59,370 net acres of oil and gas leases, and working interests ranging from 50% to 100% in 117 natural gas wells in Wyoming, which are in various stages of completion. The Company anticipates initial production before the end of its fiscal year, November 30, 2004


         POWDER RIVER BASIN - MONTANA. On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region.

         Under the terms of the agreement, we have an option to acquire up to 50% of Quaneco's working interests in certain oil and gas leases covering approximately 206,000 gross acres in the Powder River Basin area of Montana. If the option is fully exercised, we will acquire the working interests in approximately 53,000 net acres. The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet. The purchase price of the option is $6,625,000 payable in six installments of varying amounts. The first three installments, totaling $2,287,000, have been paid in cash and Quaneco has credited us with payment of $600,000 under the agreement through its purchase of $600,000 in convertible debentures (discussed below). The balance of the purchase price is due in installments as follows: $1,656,250 on September 1, 2004 and $1,581,250 on December 1, 2004

         In addition to the purchase option, we have the right to earn an undivided 25% working interest in up to 128 gas wells by paying our proportionate share of the costs of drilling such wells. The working interests so earned by us would belong to us without regard to whether we exercise all or none of the purchase option described in the preceding paragraph.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2004 VS. THREE MONTHS ENDED MAY 31, 2003

         For the three months ended May 31, 2004 and 2003, the Company incurred general and administrative expenses of $1,037,728 and $441,585, respectively. Significant expenses in 2004 included, salaries and benefits of $140 922; consulting expenses of $188,607; travel and entertainment expenses related to financing of $124,593; legal expenses of $146,502; investor relations expenses of $165,144; directors fees of $90,395, audit fees and accounting expenses of $63,657 and office lease, insurance and other expenses of $100,369. Corresponding expense for 2003 were salaries and benefits $63,110; consulting of $100,348; travel and entertainment expenses related to financing of $105,966; legal of $61,569; investor relations of $74,980; directors fees of $-0-; audit and accounting of $7,930 and office expenses of $27,905. The 2004 increases reflect significantly higher level of operational activity and a greater number of employees to manage such activity, the relocation of the Company's headquarters to Denver, Colorado, the completion of three registration statements for the Company's equity securities and the requisite legal, accounting and consulting fees to accomplish this level of activity.

         The Company recorded $61,435 of depreciation and amortization expense in 2004 compared to $-0 in 2003. The 2004 expense is comprised of amortization of deferred financing costs of $39,667, depreciation of furniture and equipment of $4,812, accretion of asset retirement liability of $6,462 and depreciation of asset retirement assets of $10,494, none of which were applicable for the period ended in 2003.

         The Company recorded interest and financing expense of $2,248,965 in 2004 compared to $-0- in 2003. The 2004 expense is comprised of interest on 7% convertible debentures and other notes payable of $93,110, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050 respectively, the amortization of the discount on the convertible debentures of $244,113 and the recognition of the Beneficial Conversion Feature discount on the convertible debentures in the amount of $1,472,692. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact the Company was unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 4 to the Consolidated Financial Statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures.

SIX MONTHS ENDED MAY 31, 2004 VS. SIX MONTHS ENDED MAY 31, 2003

         For the six months ended May 31, 2004 and 2003, the Company incurred general and administrative expenses of $1,700,815 and $870,201, respectively.
Significant expenses in 2004 included, salaries and benefits of $215,190; consulting expenses of $294,245; travel and entertainment expenses related to financing of $213,023; legal expenses of $289,614; investor relations expenses of $270,087; directors fees of $90,395, audit fees and accounting expenses of $125,741 and office lease, insurance and other expenses of $164,939. Corresponding expense for 2003 were salaries and benefits $131,033; consulting of $195,761; travel and entertainment expenses related to financing of $198,027; legal of $159,568; investor relations of $121,105; directors fees of $-0-; audit and accounting of $20,755 and office expenses of $44,104. The 2004 increases reflect significantly higher level of operational activity and a greater number of employees to manage such activity, the relocation of the Company's headquarters to Denver, Colorado, the completion of three registration statements for the Company's equity securities and the requisite legal, accounting and consulting fees to accomplish this level of activity.

         The Company recorded $128,350 of depreciation and amortization expense in 2004 compared to $-0 in 2003. The 2004 expense is comprised of amortization of deferred financing costs of $105,248, depreciation of furniture and equipment of $6,147, accretion of asset retirement liability of $6,462 and depreciation of asset retirement assets of $10,494, none of which were applicable for the period ended in 2003.

         The Company recorded interest and financing expense of $2,955,309 in 2004 compared to $-0- in 2003. The 2004 expense is comprised of interest on 7% convertible debentures and other notes payable of $203,758, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050 respectively, the amortization of the discount on the convertible debentures of $640,874 and the recognition of the Beneficial Conversion Feature discount on the convertible debentures in the amount of $1,671,627. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact the Company was unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 4 to the financial statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures.

         The loss recorded by the Company for the six month period ended May 31, 2004, of $4,784,474, increased the accumulated deficit as of that date to $8,504,136.

         LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2004, the Company had working capital of $4,110,853, as compared to $1,756,776 at November 30, 2003. The increase in working capital was due primarily to the proceeds from two private placements of equity securities, during the six month period

         Since inception, the Company has funded its activities through the sale of convertible debentures, common stock, and exercise of warrants, raising net proceeds of $21,305,797 through May 31, 2004, of which $14,304,019 was raised during the six month period ended, 2004. For the six months ended May 31, 2004, we used cash of $$2,332,354 for our operating activities and $$7,651,179 for our investing activities, which consisted primarily of drilling and lease acquisition expenditures on our oil and gas properties.

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


PLAN OF OPERATION

         As of May 31, 2004, our obligations and commitments to make future payments are as follows:

                                                                Through                   Through
        CONTRACTUAL OBLIGATIONS1<F1>:                     NOVEMBER 30, 2004         NOVEMBER 30, 2005
        -----------------------                           -----------------         -----------------
        Quaneco purchase option                              $    1,656,250             $    1,581,250
        Note payment to DAR, LLC                                          0                  2,600,000
        Miami office lease                                           24,156                     26,738
        Denver office lease                                          22,918                     50,540
                                                             --------------             --------------
        Total                                                $    1,703,324             $    4,258,528
                                                             ==============             ==============
------------

1<F1>   Does not include obligations under promissory notes to related parties.

         In addition to the above obligations, we have projected the following capital expenditures for our oil and gas projects:

   1) $6,445,000 for Wyoming operations to complete existing wells, to construct necessary production facilities and infrastructure required to commence gas production and sales, and to drill and complete additional development wells;
   2) $755,000 for Montana operational expenditures to include participation in a core hole program, a 16-well pilot program, and related project permitting costs; and
   3) $800,000 for a proposed vertical wellbore to test the first of five prospect areas on our East Texas leases.
   4) $1,200,000 to drill, equip and hook up twelve wells on the acreage acquired on June 16, 2004

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

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended May 31, 2004, the registrant issued and sold the unregistered securities set forth in the table below:

         ----------------------------------------------------------------------------------------------------------
              DATE        PERSONS OR CLASS OF PERSONS              SECURITIES                  CONSIDERATION
         ----------------------------------------------------------------------------------------------------------
             4/14/04         Maurice W. Brown               360,000 shares of common stock     Interest in oil and
                                                                                               gas leases
         ----------------------------------------------------------------------------------------------------------
             04/14/04 -      12 holders of convertible      8,054,365 shares of common         Conversion of
             05/26/04        debentures (all accredited     stock, including interest of       debentures in the
                             investors)                     $12,075.00 paid in
                                                            shares of principal
                                                            amount of common
                                                            stock $4,740,000
         ----------------------------------------------------------------------------------------------------------
             04/14/04        1 holder of warrants           719,212 shares of common stock     297,738 shares of
                             (accredited investor)          through a cashless exercise        common stock
         ----------------------------------------------------------------------------------------------------------

         No underwriters were used in the above stock transactions. The registrant relied upon the exemption from registration contained in
         Section 4(2) as to all of the transactions except for the sales of shares to accredited investors. The registrant relied upon Rule 506 for the sales of shares to accredited investors. With regard to the transactions made in reliance on the exemption contained in Section 4(2), the purchaser was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the securities issued in all of the above transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         ------------------------------------------------------------------------------------------------------
            REGULATION
            S-B NUMBER                                           EXHIBIT
         -----------------------------------------------------------------------------------------------------
               2.1          Agreement and Plan of Reorganization dated as of November 1, 2002 by and among
                            Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy
                            Corporation (1)<F1>
         -----------------------------------------------------------------------------------------------------
               2.2          Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian
                            International, Ltd. (2)<F2>
         ------------------------------------------------------------------------------------------------------
               3.1          Articles of Incorporation (3)<F3>
         ------------------------------------------------------------------------------------------------------
               3.2          Articles of Amendment to Articles of Incorporation (4)<F4>
         ------------------------------------------------------------------------------------------------------
               3.3          Bylaws (3)<F3>
         ------------------------------------------------------------------------------------------------------
              10.1         Escrow Instructions and Agreement dated as of August 28, 2002 (5)<F5>
         ------------------------------------------------------------------------------------------------------
              10.2         Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)<F5>
         ------------------------------------------------------------------------------------------------------
              10.3         Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended
                           (5)<F5>
         ------------------------------------------------------------------------------------------------------
              10.4         Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and
                           Florida Energy, Inc. dated March 6, 2003 (5)<F5>
         ------------------------------------------------------------------------------------------------------
              10.5         2003 Stock Option Plan (4)<F4>
         ------------------------------------------------------------------------------------------------------
              10.6         Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)<F4>
         ------------------------------------------------------------------------------------------------------
              10.7         Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)<F4>
         ------------------------------------------------------------------------------------------------------
              10.8         Lease Option and Acquisition Agreement between Dolphin Energy Corporation and
                           Quaneco, L.L.C. (6)<F6>
         ------------------------------------------------------------------------------------------------------
              10.9         Amendment to Lease Option and Acquisition Agreement between Dolphin Energy
                           Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)<F7>
         ------------------------------------------------------------------------------------------------------
             10.10         Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)<F7>
         ------------------------------------------------------------------------------------------------------
             10.11         Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy
                           Energy Corporation and the Purchaser named therein (8)<F8>
         ------------------------------------------------------------------------------------------------------
             10.12         Form of 7% Secured Convertible Debenture due September 24, 2005 (8)<F8>
         ------------------------------------------------------------------------------------------------------
             10.13         Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)<F8>
         ------------------------------------------------------------------------------------------------------
             10.14         Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)<F8>
         ------------------------------------------------------------------------------------------------------


         ------------------------------------------------------------------------------------------------------
            REGULATION
            S-B NUMBER                                           EXHIBIT
         -----------------------------------------------------------------------------------------------------
             10.15         Letter amending Lease Option and Acquisition Agreement between Dolphin Energy
                           Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)<F9>
         -----------------------------------------------------------------------------------------------------
             10.16         Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)<F9>
         ------------------------------------------------------------------------------------------------------
             10.17         Third Amendment to Coal Bed Methane Participation Agreement dated as of October
                           1, 2003 (9)<F9>
         ------------------------------------------------------------------------------------------------------
             10.18         Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated
                           October 10, 2003 (9)<F9>
         ------------------------------------------------------------------------------------------------------
             10.19         Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)<F9>
         ------------------------------------------------------------------------------------------------------
             10.20         Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy
                           Energy Corporation and the purchaser named therein(11)<F12>
         -----------------------------------------------------------------------------------------------------
             10.21         Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (11)<F11>
         ------------------------------------------------------------------------------------------------------
             10.22         Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and
                           Dolphin Energy Corporation (12)<F2>
         ------------------------------------------------------------------------------------------------------
             10.23         Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy
                           Corporation dated December 22, 2003 (12)<F12>
         ------------------------------------------------------------------------------------------------------
             10.24         Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil,
                           LLC and Galaxy Energy Corporation (12)<F12>
         ------------------------------------------------------------------------------------------------------
             10.25         Purchase and Sale Agreement by and between Continental Industries, LC and DAR,
                           LLC and Galaxy Energy Corporation dated January 14, 2004 (13)<F13>
         ------------------------------------------------------------------------------------------------------
             10.26         Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy
                           Energy Corporation and the Purchaser named therein(14)<F14>
         ------------------------------------------------------------------------------------------------------
             10.27         Form of Common Stock Purchase Warrant Exercisable at $4.05 per Share (14)<F14>
         ------------------------------------------------------------------------------------------------------
             16.1          Letter from Andersen Andersen & Strong, L.C. (10)<F10>
         ------------------------------------------------------------------------------------------------------
              21           Subsidiaries of the registrant (4)<F4>
         ------------------------------------------------------------------------------------------------------
             31.1          Rule 13a-14(a) Certification of Principal Executive Officer
         ------------------------------------------------------------------------------------------------------
             31.2          Rule 13a-14(a) Certification of Chief Financial Officer
         ------------------------------------------------------------------------------------------------------
             32.1          Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
                           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         ------------------------------------------------------------------------------------------------------
             32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         ------------------------------------------------------------------------------------------------------
         ----------------

         (1)<F1> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, filed December 6, 2002, file number 0-32237.



         (2)<F2> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.

         (3)<F3> Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.

         (4)<F4> Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.

         (5)<F5> Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.

         (6)<F6> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.

         (7)<F7> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.

         (8)<F8> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.

         (9)<F9> Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, File No. 333-110053.

         (10)<F10> Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated November 13, 2002, filed December 11, 2003, file number 0-32237.

         (11)<F11> Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.

         (12)<F12> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.

         (13)<F13> Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.

         (14)<F14> Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.

              Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended May 31, 2004:

         o    Report  dated  April  13,  2004,  reporting,   under  Item  5  the
              effectiveness of its registration statement.

         o    Report  dated  April  28,  2004,  reporting,   under  Item  5  the
              effectiveness of its registration statements, filed April 28, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GALAXY ENERGY CORPORATION



Date:  July 15, 2004                By: /s/ CARMEN J. LOTITO
                                       -----------------------------------------
                                               Carmen J. Lotito
                                               Chief Financial Officer