Form 10QSB
period 2004-08-31
GALAXY ENERGY CORP
filed 2004-10-14
CIK 1132784

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2004

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

           58,817,509 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 31, 2004

 Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ----   ----

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets
   August 31, 2004 (Unaudited) and November 30, 2003...........................3

Consolidated Statements of Operations (Unaudited)
   Three Months ended August 31, 2004 and 2003.................................4

Consolidated Statements of Operations (Unaudited)
   Nine Months ended August 31, 2004 and 2003
   and Cumulative Amounts from Inception (June 18, 2002)
   to August 31, 2004..........................................................5

Consolidated Statement of Cash Flows (Unaudited)
   Nine Months ended August 31, 2004 and 2003
   and Cumulative Amounts from Inception (June 18, 2002)
   to August 31, 2004..........................................................6

Notes to Consolidated Financial Statements (Unaudited)......................8-19

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                        AUGUST 31, 2004       NOVEMBER 30, 2003
                                                                          (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
     Cash                                                               $    15,526,740        $     2,239,520
     Prepaid and other                                                          162,202                 54,573
                                                                        ----------------       ----------------
         Total Current Assets                                                15,688,942              2,294,093
                                                                        ----------------       ----------------

OIL AND GAS PROPERTIES                                                       28,468,559              2,799,720
                                                                        ----------------       ----------------

FURNITURE AND EQUIPMENT, NET                                                    113,107                  4,527
                                                                        ----------------       ----------------

OTHER ASSETS
     Deferred financing costs, net                                            1,294,312                547,133
     Other                                                                       31,165                  9,960
                                                                        ----------------       ----------------
                                                                              1,325,477                557,093
                                                                        ----------------       ----------------

TOTAL ASSETS                                                            $    45,596,085        $     5,655,433
                                                                        ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                           $     2,437,983        $       194,933
     Accounts payable - related                                                 244,443                160,032
     Current portion of notes payable - related                                  33,946                107,632
     Current portion of notes payable                                         2,600,000                      -
     Interest payable                                                           167,259                 74,720
                                                                        ----------------       ----------------
         Total Current Liabilities                                            5,483,631                537,317
                                                                        ----------------       ----------------

ASSET RETIREMENT OBLIGATION                                                     212,285                      -
                                                                        ----------------       ----------------

NON-CURRENT LIABILITIES
     Convertible debentures                                                           -              2,461,611
     Convertible notes payable                                               10,734,966                      -
     Notes payable - related                                                          -                 21,946
                                                                        ----------------       ----------------
         Total Non-Current Liabilities                                       10,734,966              2,483,557
                                                                        ----------------       ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value
         Authorized - 25,000,000 shares
         Issued - none
     Common stock, $.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 58,817,509 shares (2004)
         and 33,971,503 shares (2003)                                            58,818                 33,972
     Capital in excess of par value                                          38,677,780              6,320,248
     (Deficit) accumulated during the development stage                      (9,571,395)            (3,719,661)
                                                                        ----------------       ----------------
         Total Stockholders' Equity                                          29,165,203              2,634,559
                                                                        ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    45,596,085        $     5,655,433
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      AUGUST 31, 2004       AUGUST 31, 2003
REVENUE
   Natural gas sales, net                            $         8,565       $             -
                                                     ----------------      ----------------

COSTS AND EXPENSES
   General and administrative                                874,001               654,990
   Depreciation and amortization                              39,839                     -
                                                     ----------------      ----------------
                                                             913,840               654,990
                                                     ----------------      ----------------
OTHER INCOME (EXPENSE)
   Interest income                                             7,652                     -
   Interest and financing costs                             (169,636)                    -
                                                     ----------------      ----------------
                                                            (161,984)                    -
                                                     ----------------      ----------------

NET (LOSS)                                           $    (1,067,259)      $      (654,990)
                                                     ================      ================

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                 $         (0.02)      $         (0.02)
                                                     ================      ================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                 58,817,509            33,971,503
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE FROM
                                                                                                     INCEPTION
                                                     NINE MONTHS ENDED     NINE MONTHS ENDED    (JUNE 18, 2002) TO
                                                      AUGUST 31, 2004       AUGUST 31, 2003       AUGUST 31, 2004
REVENUE
       Natural gas sales, net                          $         8,565       $             -      $        8,565
                                                       ----------------      ----------------     ---------------

COSTS AND EXPENSES
     General and administrative                              2,598,051             1,525,189           5,833,613
       Abandoned oil and gas properties                              -                     -              65,769
     Depreciation and amortization                             168,188                     -             217,870
                                                       ----------------      ----------------     ---------------
                                                             2,766,239             1,525,189           6,117,252
                                                       ----------------      ----------------     ---------------

OTHER INCOME (EXPENSE)
     Interest income                                            30,886                     -              30,886
       Interest and financing costs                         (3,124,945)                    -          (3,493,594)
                                                       ----------------      ----------------     ---------------
                                                            (3,094,059)                    -          (3,462,708)
                                                       ----------------      ----------------     ---------------

NET (LOSS)                                             $    (5,851,733)      $    (1,525,189)     $   (9,571,395)
                                                       ================      ================     ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                   $         (0.11)      $         (0.05)     $        (0.25)
                                                       ================      ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED                   51,725,065            31,871,683          38,079,674
                                                       ================      ================     ===============








        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     CUMULATIVE FROM
                                                                   NINE MONTHS       NINE MONTHS     INCEPTION (JUNE
                                                                   ENDED AUGUST     ENDED AUGUST      18, 2002) TO
                                                                     31, 2004         31, 2003       AUGUST 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                     $   (5,851,733)   $   (1,525,189)  $   (9,571,395)
   Adjustments to reconcile net (loss) to net
      cash (used) by operating activities
         Stock for services                                                    -           154,600          264,600
         Stock for services - related                                          -                 -           90,000
         Stock for interest and debt                                      12,075                 -          245,279
         Amortization of discount on convertible notes
            and debentures                                             2,383,782                 -        2,676,464
         Amortization of deferred financing costs                        126,879                 -          175,876
         Depreciation expense                                             41,309               487           41,994
         Abandonment of oil and gas properties                                 -                 -           65,769
         Other                                                            23,014                 -           34,193
   Changes in assets and liabilities
         (Decrease) increase in accounts payable - trade                 (91,763)          249,255         (110,907)
         Increase in accounts payable - related                           84,411                 -          244,443
         Increase in interest payable                                     92,540                 -          167,260
         (Increase) in prepaids and other assets                        (128,836)          (10,345)        (193,369)
                                                                  ---------------   ---------------  ---------------

Net cash (used) by operating activities                               (3,308,322)       (1,131,192)      (5,869,793)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                               (11,402,554)         (419,686)     (13,542,363)
   Purchase of furniture and equipment                                  (122,276)             (454)        (127,488)
   Advance to affiliate                                                        -           (20,000)         (60,000)
   Cash received upon recapitalization and merger                              -             1,260            4,234
                                                                  ---------------   ---------------  ---------------

Net cash (used) by investing activities                              (11,524,830)         (438,880)     (13,725,617)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                 15,452,800         1,599,830       17,905,300
   Proceeds from sale of convertible notes and debentures             15,000,000                 -       20,040,000
   Debt and stock offering costs                                      (2,263,796)                -       (2,754,518)
   Payment of note payable - related                                     (95,632)                -          (95,632)
   Proceeds from exercise of warrants                                     27,000                 -           27,000
                                                                  ---------------   ---------------  ---------------

Net cash provided by financing activities                             28,120,372         1,599,830       35,122,150
                                                                  ---------------   ---------------  ---------------

NET INCREASE IN CASH                                                  13,287,220            29,758       15,526,740

CASH, BEGINNING OF PERIODS                                             2,239,520            41,320                -
                                                                  ---------------   ---------------  ---------------

CASH, END OF PERIODS                                              $   15,526,740    $       71,078   $   15,526,740
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                                     CUMULATIVE FROM
                                                                   NINE MONTHS       NINE MONTHS     INCEPTION (JUNE
                                                                   ENDED AUGUST     ENDED AUGUST      18, 2002) TO
                                                                     31, 2004         31, 2003       AUGUST 31, 2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                         $       92,347    $          -     $       95,964
                                                                  ==============    ============     ===============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND   FINANCING
ACTIVITIES
   Debt incurred for oil and gas properties                       $    2,600,000    $          -     $    3,646,000
                                                                  ==============    ============     ===============
   Stock issued for services                                      $            -    $    154,600     $      354,600
                                                                  ==============    ============     ===============
   Stock issued for interest and debt                             $       12,075    $    233,204     $      245,279
                                                                  ==============    ============     ===============
   Stock issued for convertible debt                              $    5,640,000    $          -     $    5,640,000
                                                                  ==============    ============     ===============
   Warrants issued for offering and financing costs               $      227,930    $          -     $      335,508
                                                                  ==============    ============     ===============
   Discount on convertible notes and debentures issued            $    4,336,316    $          -     $    7,807,387
                                                                  ==============    ============     ===============
   Conversion of interest to debt                                 $            -    $          -     $       11,178
                                                                  ==============    ============     ===============
   Stock issued for subsidiary - related                          $            -    $          -     $     (202,232)
                                                                  ==============    ============     ===============
   Stock issued for oil and gas properties                        $    9,149,600    $          -     $    9,149,600
                                                                  ==============    ============     ===============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying interim financial statements of Galaxy Energy Corporation are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended August 31, 2004 are not necessarily indicative of the operating results for the entire year.

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

Galaxy Energy Corporation (the "Company") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. On November 13, 2002, the Company completed an Agreement and Plan of Reorganization (the "Agreement") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. The Company was a public company and had no operations prior to entering into the Agreement. Dolphin, an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States, is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Dolphin was an exploration stage oil and gas company and had not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities had been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements at November 30, 2003 include the Company for the period from November 13, 2002 to November 30, 2003, its wholly owned subsidiaries, Dolphin, for the period from June 18, 2002 to November 30, 2003, and Pannonian, for the period from June 2, 2003 to November 30, 2003. For the three and nine months ended August 31, 2003 the consolidated financial statements include the Company and Dolphin for the entire period and Pannonian for the three months ended August 31, 2003. For the three and nine months ended August 31, 2004, the consolidated financial statements include the Company, Dolphin and Pannonian for the entire period. All significant intercompany transactions have been eliminated upon consolidation.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of August 31, 2004, the Company has no proved reserves and recognized initial natural gas production from certain wells acquired in June 2004. The Company is in the process of completing and hooking up a number of wells and believes sufficient data will be developed by the end of the fiscal year to enable the Company to record proved reserves.

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

         Depreciation expense of $7,549 and $13,696 was recorded for the three and nine months ended August 31, 2004, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ASSET RETIREMENT OBLIGATION

         In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

         During the nine months ended August 31, 2004, the Company, through acquisition and drilling, acquired working interests in natural gas wells. A limited number of these wells had initial production during the period, and the others are in various stages of completion and hook up at August 31, 2004. The Company adopted the provisions of SFAS 143 to record the ARO associated with those wells on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO, has been calculated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO and ARO asset during the nine months ended August 31, 2004:

                                                                   ARO
                     Balance beginning of period             $          -
                        Initial calculation of ARO                201,167
                        Accretion of liability                     11,118
                                                             ------------
                     Balance end of period                   $    212,285
                                                             ============

         RECENT ACCOUNTING PRONOUNCEMENTS

         During March 2004, the Emerging Issues Task Force ("EITF") determined that mineral rights as defined in EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets," are tangible assets and should not be considered intangible assets in Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The Financial Accounting Standards Board
         (FASB), in agreement with this determination, amended SFAS Nos. 141 and 142 through the issuance of FASB Staff Position ("FSP") FSP Nos. 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that FAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company has historically classified its oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP Nos. 141-1 and 142-1 and therefore such pronouncements have not impacted the Company's financial condition or results of operations.

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

                                                                                                    Cumulative
                                        Three months ended             Nine months ended          from inception
                                            August 31,                     August 31,             (June 18, 2002)
                                                                                                   to August 31,
                                         2004         2003             2004           2003             2004
                                    ---------------------------  ------------------------------   ---------------
         Net (loss) as reported     $ (1,067,259)  $  (654,990)  $ (5,851,733)    $ (1,525,189)   $   (9,571,394)

         Deduct: stock based
            compensation cost
            under SFAS 123              (730,326)            -     (1,215,818)               -        (1,215,818)

                                    ---------------------------  ------------------------------   ---------------
              Pro forma net (loss)  $ (1,797,585)  $  (654,990)  $ (7,067,551)    $ (1,525,189)   $  (10,787,212)
                                    ===========================  ==============================   ===============

         Pro forma basic and diluted
              net income per share

         Pro forma shares used in
         the calculation of pro
         forma net income per
         common share
         basic and diluted            58,817,509    33,971,503     51,725,065       31,871,683        38,079,674

         Reported net income per
         common share basic and
         diluted                    $      (0.02)  $     (0.02)  $      (0.11)    $      (0.05)   $        (0.25)

         Pro forma net income per
         common share basic and
         diluted                    $      (0.03)  $     (0.02)  $      (0.14)    $      (0.05)   $        (0.28)

         Pro forma information regarding net income is required by SFAS 123. The value of options granted were estimated using the Black- Scholes valuation model. The following weighted average assumptions were used for the three and nine month periods ended August 31, 2004

         Volatility                                79% to 110%
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
         Risk free interest rate                 2.0% to 4.75%

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 2 - OIL AND GAS PROPERTIES

         At August 31, 2004, the Company's oil and gas properties consist of undeveloped oil and gas leases and interest in 160 natural gas wells, 5 of which had initial production during the period. The remaining wells are in various stages of completion or awaiting hook up to pipelines. The Company has no proved reserves as of that date.

         WYOMING

         In March 2004, the Company negotiated an extension of time to complete its drilling commitment on the acreage acquired earlier in the year from Pioneer Oil, LLC, until October 10, 2004. On October 1, 2004, the Company completed further negotiations whereby, for the payment of $150,000 previously held in escrow, the lessors agreed that the drilling commitment had been met and the Company acquired an additional 360 acres of oil and gas leases in the area adjacent to its current lease holdings. The Company is now obligated to drill a total of 125 wells on the leased acreage by December 31, 2005 under the terms of the amended lease. As of August 31, 2004, 35 wells have been completed toward the commitment.

         On June 16, 2004 the Company entered into a letter of intent to acquire 4,400 net acres of oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, the Company committed to pay 100% of the cost to drill twelve wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in nine existing wells, seven of which have been completed. The Company paid the seller $100,000 and has the right to acquire for an additional
         $1,900,000, a 90% working interest in the entire leasehold acreage including all wells on the property.

         During the period ended August 31, 2004, the Company drilled 16 wells on the acreage thereby completing its drilling commitment. Subsequent to August 31, 2004 the Company drilled an additional 8 wells on the acreage. On September 30, 2004 the Company exercised its option to acquire the additional working interest in the wells and a 90% working interest in the leasehold acreage in the prospects. After closing adjustments, the Company paid approximately $1,886,000 for these interests.

         MONTANA

         On August 5, 2003, the Company entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region. Under the terms of the agreement, Galaxy had an option to acquire up to 50% of Quaneco's working interest in certain oil and gas leases covering approximately 214,000 gross acres in the Powder River Basin area of southern Montana. If Galaxy were to fully exercise the option, it would have acquired the working interests in approximately 53,500 net acres. The total purchase price of the option is $6,625,000, of which $3,387,500 has been paid, thereby entitling Galaxy to a 12.5% working interest.

         On September 1, 2004, Galaxy determined not to increase its working interest position beyond its existing 12.5% (approximately 26,750 net acres and 2 gross wells (0.5 net wells)), so that it can focus its efforts on its coal bed methane development program in the Powder River Basin of Wyoming. Accordingly, it notified Quaneco it would not pay the balance of the option purchase price in the amount of $3,237,500, the installments of which were due September 1, 2004 and December 1, 2004. There were no penalties to Galaxy associated with this decision.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

         TEXAS

         Under the terms of an agreement executed March 6, 2003, the Company is engaged in an ongoing leasing program with Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida") (both related parties) for the acquisition of oil, gas and mineral leases in Rusk and Nacogdoches Counties in the State of Texas. Under the terms of the agreement, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement. However, with respect to 400 contiguous acres designated by Florida, Florida shall have a 3.125% overriding royalty instead of a 1% overriding royalty interest.

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

         Effective October 1, 2002, the Company entered into a Coal Bed Methane Participation Agreement ("CBM Agreement") with Horizon Exploitation, Inc. ("Horizon") which potentially provided for funding of the development of certain of the Company's leasehold interests in Wyoming and established an AMI (Area of Mutual Interest) in the Powder River Basin located in Wyoming and Montana for future projects. The CBM Agreement expired, and the Company is in the process of negotiating a new agreement.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE (CONTINUED)

         At August 31, 2004 and November 30, 2003, notes payable consists of the following:

                                                                                  August 31,     November 30,
                                                                                     2004            2003
         Payable to Related Party:

         Payable to Florida Energy,
              Due March 7, 2004, Interest rate - 7.5%                           $          -     $    50,000
         Payable to the President of Pannonian
              Due February 5, 2005, Interest rate 10%                                 33,946            39,946
         Payable to a company wholly owned by the
         President of Pannonian
              Due August 1, 2004, Interest rate 6.5%                                       -            17,132
              Due October 5, 2001, Interest rate 15%                                       -            10,000
              Due November 29, 2001, Interest rate 15%                                     -            10,000
              Due January 12, 2002, Interest rate 15%                                      -             2,500
                                                                                ------------     --------------
                                                                                      33,946           129,578
         Less current portion                                                         33,946          (107,632)
                                                                                ------------     --------------
         Long term portion                                                      $          -     $      21,946
                                                                                ============     ==============

         Payable to DAR LLC, current portion                                    $  2,600,000     $           -
                                                                                ============     ==============

NOTE 4 - CONVERTIBLE DEBENTURES

         In October 2003, the Company completed a private offering of Secured Convertible Debentures and Warrants (the "Debentures"). Gross proceeds from the offering were $5,640,000 ($5,040,000 in cash (including $200,000 from a founder/shareholder of the Company) and $600,000 as partial consideration for oil and gas properties). The debentures paid interest at 7% per annum, were scheduled to mature two years from the date of issue, were secured by substantially all the Company's assets (subject to an agreement to subordinate in favor of a senior bank lender), and were convertible into shares of the Company's common stock based on a conversion price of $0.59 per share. Debenture purchasers received warrants to purchase 2,867,797 shares of the Company's common stock at an exercise price of $0.71 per share, and 2,867,797 shares at an exercise price of $0.83 per share, for a period of five years (the "debenture warrants").

         The Company calculated the value of the debenture warrants and the beneficial conversion feature to the debentures in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The fair value of the debenture warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $.63 and $.80 per share, zero dividends, expected volatility of 46% and 55%, risk free interest rate of 3.125% and expected life of five years. The fair value of the debenture warrants of $1,823,211, resulted in a discount to the debentures of $1,178,417, and a beneficial conversion feature to the debentures of $2,292,654. The beneficial conversion feature reflects the fact the market price of the Company's common stock exceeded the conversion price of the debentures as of the respective issue dates. The resulting discount attributable to the debenture warrants and the beneficial conversion

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES (CONTINUED)

         feature of the debentures aggregating $3,471,071 has been recorded as a discount to the debentures and is being amortized over the term of the debentures. Amortization of the discount of $640,874 is included in interest expense for the nine months ended August 31, 2004.

         During the nine months ended August 31, 2004, all investors converted their debentures into 9,558,332 shares of common stock in accordance with the terms of the Securities Purchase Agreement. On the dates of conversion, the unamortized discount on those debentures attributable to the fair value of the debenture warrant, $865,989, was credited to capital in excess of par value. The unamortized discount of the beneficial conversion feature, $1,671,627 was recognized as interest expense. At the time of conversion, certain investors elected to convert interest accrued through the conversion date into shares of common stock, rather than receive cash payments of such interest. During the nine months ended August 31, 2004, $12,075 of accrued interest was converted into 20,466 shares of common stock.

         Deferred financing costs associated with the debentures were amortized through the dates of conversion of the debentures into common stock. As of the conversion dates the remaining unamortized balance of deferred financing costs was credited to capital in excess of par value in the amount of $441,886 for the nine-month period ended August 31, 2004.

         During the nine months ended August 31, 2004 the registration statement covering the resale of common stock underlying the debentures was declared effective by the Securities and Exchange Commission. Because the Company did not meet the deadline for registration of the common stock to become effective as required by the Securities Purchase Agreement, the Company was required to pay liquidated damages to investors in the amount of $404,000. This amount was recorded as interest and financing costs during the nine months ended August 31, 2004.

         The placement agents for the debentures received warrants to purchase 230,847 shares of the Company's common stock at an exercise price of $.59 per share for a term of 5 years from the date of grant. The $107,758 fair value of the warrants was estimated at the grant date under the Black-Scholes pricing model.

NOTE 5 - CONVERTIBLE NOTES

         In August 2004, the Company completed a private offering of Senior Secured Convertible Notes and Warrants (the "Notes"). Gross proceeds from the initial tranche of the offering were $15,000,000. The second tranche for $5,000,000 is subject to various conditions, and if completed, will be issued under similar terms to the initial tranche. The Notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are secured by substantially all the Company's assets, and are convertible into 8,021,390 shares of the Company's common stock based on a conversion price of $1.87 per share. On January 14, 2005, the Company is obligated to pay accrued interest on the principal amount of the then outstanding Notes. Beginning March 1, 2005, and ending March 1, 2007, the Company is obligated to repay the Notes in monthly installments of principal in the amount of
         $833,333, plus accrued interest on the principal amount of the then outstanding Notes. At the Company's option, and assuming the satisfaction of certain conditions, we may pay the monthly installments in cash or through a partial conversion of the Notes into shares of our common stock at a

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES (CONTINUED)

         conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of our common stock on the trading day preceding the conversion. Note purchasers received warrants to purchase 5,194,806 shares of the Company's common stock at an exercise price of $1.54 per share, for a period of three years (the "Warrants").

         Pursuant to EITF 98-5 and EITF 00-27, the fair value of the Warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.21 per share, zero dividends, expected volatility of 109.21%, risk free interest rate of 2.75% and expected life of three years. The fair value of the Warrants of $3,946,833, resulted in a discount to the notes of $4,336,316. Amortization of the discount of $71,282 is included in interest expense for the nine months ended August 31, 2004.

         Deferred financing costs associated with the notes in the amount of $1,315,944 have been capitalized and are being amortized over the life of the notes. For the nine months ended August 31, 2004 amortization of financing costs of $21,632 was recorded.

         The placement agents for the notes received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.54 per share for a term of 5 years from the date of grant. The $227,930 fair value of these warrants was estimated at the grant date under the Black-Scholes pricing model.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the nine months ended August 31, 2004 the Company issued shares of its common stock as follows:
           o 360,000 shares for partial consideration of acquired oil and gas properties at $2.63 share
           o 8,033,898 shares upon conversion of $4,740,000 of convertible debentures at a conversion price of $.59 per share
           o   20,466  shares  upon conversion of $12,075 of accrued interest on convertible debentures at a conversion price of $.59 per share
           o   371,206 shares issued in conjunction with the  cashless  exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003
           o 348,005 shares issued in conjunction with the cashless exercise of 508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003
           o 45,763 shares for cash of $.59 per share upon conversion of warrants issued to placement agents of the convertible debentures
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

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         Common stock issued for oil and gas properties was valued at the market price on the closing date of the transaction, or at the price per share of the private placement sold for cash that took place at the time of the transaction.

         During the nine months ended August 31, 2004 the registration statement covering the resale of common stock sold in the December 2003 private placement was declared effective by the Securities and Exchange
         Commission. Because the Company did not meet the deadline for registration of the common stock to become effective, as required by the Securities Purchase Agreement, the Company was required to pay liquidated damages to investors in the amount of $35,050. This amount was recorded as interest and financing costs during the nine months ended August 31, 2004.

         WARRANTS

         In connection with sales of common stock in December 2003 and January 2004, the Company issued warrants to purchase 500,715 shares of common stock at $2.71 per share, and 1,327,535 shares of common stock at $4.05 per share to purchasers of the stock, and issued warrants to purchase 105,166 and 358,435 shares of common stock at $1.40 and $1.80 per share, respectively, to placement agents for the issue. In accordance with the terms of the warrants, the exercise prices of those warrants with original exercise prices in excess of the exercise price of the warrants issued in association with the Senior Secured Convertible Note offering (see Note 5) have been reset to $1.54 per share.

         In August 2004, in connection with the private placement of convertible notes, the Company issued warrants to purchase 5,194,806 shares of common stock at $1.54 per share for a period of three years. In addition, placement agents for the convertible notes received warrants to purchase 300,000 shares of common stock at $1.54 per share for a period of five years.

         During the nine months ended August 31, 2004, a holder of the warrants issued with the convertible debentures exercised their warrants. An aggregate of 719,211 shares of common stock were issued upon exercise in accordance with the cashless exercise provisions of the Securities Purchase Agreement.

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

         On April 6, 2004, the Company granted certain employees options to purchase a total of 2,375,000 shares of the Company's common stock for term of 10 years at the closing price of the common stock as of the date of grant. The options vest over a 5-year period.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCK OPTION PLAN (CONTINUED)

         On April 28, 2004, the Company granted two consultants options to purchase a total of 300,000 shares of the Company's common stock over a term of 10 years at the closing price of the common stock as of the date of grant. The options vest over terms of up to 5 years. The options were valued utilizing the Black-Scholes valuation model. At August 31, 2004, 25,000 options were vested.

         On July 1, 2004, the Company granted an employee options to purchase 325,000 shares of the Company's common stock for term of 10 years at the closing price of the common stock as of the date of grant. The options vest over a 5-year period.

         On August 12, 2004, the Company granted an employee options to purchase 10,000 shares of the Company's common stock for term of 10 years at the closing price of the common stock as of the date of grant. The options vest over a 5-year period.

         On August 12, 2004, the Company granted each of the Company's outside directors options to each purchase 47,500 shares of the Company's common stock for term of 10 years at the closing price of the common stock as of the date of grant. The options were vested upon grant.

         As of August 31, 2004, there were no options to purchase shares of the Company's common stock available to be granted pursuant to the stock option agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Management believes the completion of its fiscal quarter ended February 29, 2004 marked the completion of its first phase of its business plan. The goals of the first phase were to obtain promising oil and gas properties and adequate funding to pay for those properties and commence drilling operations. To accomplish those goals, we needed to build our corporate infrastructure and make the investing public aware of our presence. We believed that by so doing, we could raise the capital we needed from the sale of our securities and use shares of our common stock to pay for property acquisitions. We also negotiated an agreement with a drilling fund as an alternate source of funding. While this agreement expired in January 2004, we believe that we may enter into a new agreement with the drilling fund on substantially the same terms as the original agreement.

         Our goal for the second phase of our business plan, which commenced March 1, 2004, is to determine the potential of our properties. By so doing, we can develop a plan to secure additional funding for what we hope will be development drilling projects.

         We have budgeted funds to complete 140 wells on our Powder River Basin leases by the end of 2004. Our goal is to have 140 wells on production by the end of 2004, and an additional 40 wells coming on production in early 2005.
Accordingly, in the short-term, management will focus on achieving these goals within the parameters of the budget. This means maintaining close supervision over drilling operations, which commenced in February 2004. To accomplish this, management must make sure that proper reporting procedures and controls have been implemented. For the long-term, management will use the drilling results to determine the best courses of action to take with respect to future acquisitions, growth, and capitalization of the company. Management will evaluate the effectiveness of the criteria and factors it has used in making acquisition and growth decisions. Management's determinations will be subject generally to federal and state policies regarding the development of energy resources, which can change from time to time.

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

         Instead of negotiating a new agreement, on December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the five natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these five completed wells and several additional wells during 2004. We do not have any estimates as to reserves attributed to these wells. The leases had required the drilling of 60 wells by March 9, 2004. However, we reached an agreement to extend this date to October 10, 2004. We deposited $150,000 into an escrow account, which was to be returned to us if we met this drilling requirement by October 10, 2004 or forfeited if the drilling requirement was not met by the deadline.

         On October 1, 2004, we completed further negotiations whereby, for the payment of $150,000 previously held in escrow, the lessors agreed that the drilling commitment had been met and we acquired an additional 360 acres of oil and gas leases in the area adjacent to these current lease holdings. We are now obligated to drill a total of 125 wells on the leased acreage by December 31, 2005 under the terms of the amended lease.

         During the nine months ended August 31, 2004, we purchased five existing natural gas wells and transferred 16 existing permits from Pioneer to Dolphin, drilled 30 new wells and set seven-inch production casing in those wells, and commenced location surveying, permit procedures, and obtained surface use agreement approval for an additional portion of these leases.

         Effective October 1, 2002, we entered into a Coal Bed Methane Participation Agreement with Horizon Exploitation, Inc., a Colorado corporation ("Horizon"), to provide funding for the development of our Pioneer leasehold interests and establish an area of mutual interests in the Powder River Basin located in Wyoming and Montana for future projects on the same terms as described below.

         Under the terms of the agreement, Horizon was given the right to participate, subject to funding, in the development of up to 120 wells and the purchase of the five existing wells from Pioneer. Horizon's commitment to participate in the development was subject to an initial funding by Horizon of $100,000, a $500,000 payment for the purchase of the five existing wells, and the placement of $1,650,000, plus the estimated amount to drill and complete 30 pilot wells, into escrow as a partial payment for a 30-well pilot project on or before September 15, 2003. The estimated AFE cost per well was $150,000. These dates were extended to January 15, 2004. Since this agreement has now expired, we are negotiating a new agreement.

         We had an option to acquire additional leases in Sheridan County, Wyoming, by paying $396,000 by January 15, 2004. We did not exercise the option and expensed the total paid for the option.

         In January 2004, we acquired an operating interest in 61 non-producing CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming (the "Continental acreage") from DAR, LLC, in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655, and $2,600,000 in future payments. The amount of $1,000,000 is due January 14, 2005 and $1,600,000 is due June 24, 2005. We have entered into an agreement with Continental Industries, LC, an affiliate of DAR, LLC, as contract operator on our Wyoming Powder River Basin leases.

         In March 2004, we acquired the remaining 35% working interest in the Buffalo Run project for $592,464. In April 2004, we acquired the remaining 50% working interest in the Dutch Creek project for $300,000 and 360,000 restricted shares of our common stock, valued at $2.63 per share.

         As a result of these acquisitions we have approximately a 100% working interest in the Buffalo Run project, which has 19 wells drilled and completed and another 25 wells in various stages of completion, and a 100% working interest in the Dutch Creek project, which has 13 wells drilled and completed and another four wells in various stages of completion.

         Also  in  April  2004,  we  acquired   various  working   interests  in
approximately 27,000 net acres adjacent to, and in the vicinity of, the Leiter and Continental acreage. The acquisition price for these new interests was $739,550.

         In June 2004, we entered into a letter of intent to acquire approximately 4,400 net acres of oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, we committed to pay 100% of the cost to drill 12 wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in nine existing wells, seven of which have been completed. We paid the seller $100,000 and have the right to acquire for an additional $1,900,000 payable no later than November 1, 2004, a 90% working interest in the entire leasehold acreage including all wells on the property.

         During the period ended August 31, 2004, we drilled 16 wells on the acreage thereby completing our drilling commitment. Subsequent to August 31, 2004 we drilled an additional 8 wells on the acreage. On September 30, 2004, we exercised our option to acquire the additional working interest in the wells and a 90% working interest in the leasehold acreage in the prospects. After closing adjustments, we paid approximately $1,886,000 for these interests.

         POWDER RIVER BASIN - MONTANA. On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"). Quaneco is a privately-held oil and gas company operating primarily in the Rocky Mountain region.

         Under the terms of the agreement, we had an option to acquire up to 50% of Quaneco's 50% working interest in certain oil and gas leases covering approximately 214,000 gross acres in the Powder River Basin area of Montana. If the option were fully exercised, we would acquire the working interests in approximately 53,500 net acres. The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet. The purchase price of the option was $6,625,000 payable in six installments of varying amounts. The first three installments, totaling $2,787,500, were paid. In addition, Quaneco credited us with payment of $600,000 under the agreement through its purchase of $600,000 in convertible debentures (discussed below), thereby entitling us to a 12.5% working interest.

         On September 1, 2004, we determined not to increase our working interest position beyond our existing 12.5% (approximately 26,750 net acres and 2 gross wells (0.5 net wells)), so that we can focus our efforts on our coal bed methane development program in the Powder River Basin of Wyoming. Accordingly, we are not paying the balance of the option purchase price in the amount of $3,237,500, the installments of which were due September 1, 2004 and December 1, 2004. There were no penalties to us associated with this decision.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  AUGUST 31, 2004  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

         During the three months ended August 31, 2004, the Company recorded its first natural gas revenues from initial production from five wells acquired in June 2004. The Company recorded natural gas revenues of $23,780 and production expenses and taxes of $15,215 (net revenue of $8,565) on net sales volumes of 6,476 MCF. The Company has not recorded depreciation depletion and amortization on this production, as it has not recorded any proved reserves as of August 31, 2004 and in management's opinion any such amount would not be material to the results for the period then ended.

         The Company recorded interest income earned on cash deposits with commercial banks in the amount of $7,652. The cash deposits resulted from the companies financing and fund raising activities during the year.

         For the three months ended August 31, 2004 and 2003, the Company incurred general and administrative expenses of $874,001 and $654,990, respectively. Significant expenses in 2004 included salaries and benefits of $158,298; consulting expenses of $118,678; travel and entertainment expenses primarily related to financing activities of $127,702; legal expenses of $139,300; investor relations expenses of $114,052; directors fees of $66,500, audit fees and accounting expenses of $21,651 and office lease, insurance and other expenses of $64,485. Corresponding expense for 2003 were salaries and benefits $62,265; consulting of $112,765; travel and entertainment expenses primarily related to financing activities of $46,978; legal of $158,787; investor relations of $169,549; audit and accounting of $24,949 and office expenses of $33,523. The 2004 increases reflect significantly higher level of operational activity and a greater number of employees to manage such activity, the relocation of the Company's headquarters to Denver, Colorado, the completion of four registration statements for the Company's equity securities and the requisite legal, accounting and consulting fees to accomplish this level of activity.

         The Company recorded $39,839 of depreciation and amortization expense in 2004 compared to $-0- in 2003. The 2004 expense is comprised of amortization of deferred financing costs of $21,631, and depreciation of furniture and equipment, accretion of asset retirement liability and depreciation of ARO of $18,208 in the aggregate, none of which were applicable for the period ended in 2003.

         The Company recorded interest and financing costs of $169,636 in 2004 compared to $-0- in 2003. The 2004 expense is comprised of interest on convertible notes and other notes payable of $98,384, and amortization of the discount on the convertible notes issued during the period of $71,282. See Note 5 to the Consolidated Financial Statements for a complete discussion of the discount on the convertible notes.

NINE MONTHS ENDED AUGUST 31, 2004 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2003

         During the nine months ended August 31, 2004, the Company recorded its first natural gas revenues from initial production from five wells acquired in June 2004. The Company recorded natural gas revenues of $23,780 and production expenses and taxes of $15,215 (net revenue of $8,565) on net sales volumes of 6,476 MCF. The Company has not recorded depreciation, depletion and amortization on this production, as it has not recorded any proved reserves as of August 31, 2004 and in management's opinion any such amount would not be material to the results for the period then ended.

         The Company recorded interest income earned on cash deposits with commercial banks in the amount of $30,886. The cash deposits resulted from the companies financing and fund raising activities during the year.

         For the nine months ended August 31, 2004 and 2003, the Company incurred general and administrative expenses of $2,598,051 and $1,525,189, respectively. Significant expenses in 2004 included, salaries and benefits of $373,489; consulting expenses of $424,932; travel and entertainment expenses primarily related to financing activities of $346,725; legal expenses of $428,913; investor relations expenses of $384,139; directors fees of $156,895, audit fees and accounting expenses of $129,392 and office lease, insurance and other expenses of $257,765. Corresponding expense for 2003 were salaries and benefits $193,298; consulting of $308,526; travel and entertainment expenses primarily related to financing activities of $245,005; legal of $319,355; investor relations of $290,699; audit and accounting of $45,724 and office expenses of $93,276. The 2004 increases reflect significantly higher level of operational activity and a greater number of employees to manage such activity, the relocation of the Company's headquarters to Denver,

Colorado, the completion of four registration statements for the Company's equity securities and the requisite legal, accounting and consulting fees to accomplish this level of activity.

         The Company recorded $168,188 of depreciation and amortization expense in 2004 compared to $-0 in 2003. The 2004 expense is comprised of amortization of deferred financing costs on the convertible debentures and convertible notes of $126,879, and depreciation of furniture and equipment, accretion of asset retirement liability and depreciation of ARO asset of $41,309 in the aggregate, none of which were applicable for the period ended in 2003.

         The Company recorded interest and financing costs of $3,124,945 in 2004 compared to $-0- in 2003. The 2004 expense is comprised of interest on 7% convertible debentures, the convertible notes and other notes payable of $302,113, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050 respectively, the amortization of the discount on the convertible debentures and convertible notes of $712,156 and the recognition of the Beneficial Conversion Feature discount on the convertible debentures in the amount of $1,671,627. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact the Company was unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 4 and Note 5 to the financial statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures and convertible notes.

         The loss recorded by the Company for the nine-month period ended August 31, 2004, of $5,851,733, increased the accumulated deficit as of that date to $9,571,395.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2004, the Company had working capital of $10,205,311, as compared to $1,756,776 at November 30, 2003. The increase in working capital was due primarily to the proceeds from two private placements of equity securities and a private placement of debt securities, during the nine-month period

         Since inception, the Company has funded its activities through the sale of convertible debentures, convertible notes, common stock, and the exercise of warrants, raising net proceeds of $37,932,300 through August 31, 2004, of which $30,479,800 was raised during the nine-month period then ended. For the nine months ended August 31, 2004, we used cash of $3,308,322 for our operating activities and $11,524,830 for our investing activities, which consisted primarily of drilling and lease acquisition expenditures on our oil and gas properties.

         We completed a private placement of 2,503,571 shares of our common stock and warrants to purchase 500,715 common shares on December 18, 2003, resulting in gross proceeds of $3,505,000. The warrants are exercisable for a four-year period at an original price of $2.71 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We granted registration rights to the purchasers in this private placement.

         We completed a second private placement of 6,637,671 shares of our common stock and warrants to purchase 1,327,535 common shares on January 15, 2004, resulting in gross proceeds of $11,947,800. The warrants are exercisable for a five-year period at an original price of $4.05 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We granted registration rights to the purchasers in this private placement as well.

         On August 19, 2004, we entered into a securities purchase agreement with several accredited investors pursuant to which we agreed to sell, and the investors agreed to purchase in the aggregate, up to $20,000,000 principal amount of senior secured convertible notes and three-year warrants to purchase 5,194,806 shares of common stock at $1.54 per share. The first tranche of the financing for $15,000,000 was completed on August 19, 2004. The second tranche for $5,000,000 is subject to various conditions, including shareholder approval. The notes are secured by a security interest in all of the assets of our subsidiaries and us. The notes may be converted by the holders into shares of common stock at a price of $1.87 per share. Net proceeds from the initial $15,000,000 placement were approximately $13,863,000. We will use the net proceeds from the financing for our coal bed methane development program in the Powder River Basin of Wyoming, as described below. We agreed to file a registration statement in order to register the resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants.

         We believe that the net proceeds from the August 2004 offering, plus the proceeds from the placement of the additional $5,000,000 of convertible notes scheduled to close in October 2004, together with existing working capital, will be sufficient to complete our planned oil and gas projects. Our ability to complete these projects and to meet all contractual obligations, including the repayment of the convertible notes and accrued interest thereon, is dependent upon the results of the work program and the cash flow anticipated to be generated from the wells drilled and completed as part of that program.

PLAN OF OPERATION

         As of August 31, 2004, our obligations and commitments to make future payments are as follows:

                                                                        Through                Through
        CONTRACTUAL OBLIGATIONS1<F1>:                              NOVEMBER 30, 2004      NOVEMBER 30, 2005

        Principal and interest payments to DAR, LLC..........        $            0         $    2,796,000
        Principal and interest payments to holders of
           secured convertible notes2<F2>....................                     0              9,898,285
        Geological software license..........................                 1,667                  6,669
        Miami office lease...................................                11,459                 26,738
        Denver office lease..................................                12,077                 50,540
                                                                     ---------------        ---------------
        Total                                                        $       25,203         $   12,778,232
                                                                     ===============        ===============
----------------

1<F1> Does not include obligations under promissory notes to related parties. 2<F2> Under certain conditions, we have the option to pay the principal and interest with shares of our common stock instead of cash. Assumes closing on the $5,000,000 of convertible notes on November 5, 2004 and a constant interest rate of 11.75% per annum.

         In addition to the above obligations, we intend to utilize our existing working capital plus the net proceeds of the secured convertible note offerings for the following capital expenditures on our oil and gas projects:

1) $8,760,000 for Wyoming operations to complete existing wells, to construct necessary production facilities and infrastructure required to commence gas production and sales, and to drill and complete additional development wells;

2) Up to $520,000 for Montana operational expenditures to complete a core hole program currently underway, and to participate in a 16-well pilot program, including related project permitting costs;

3) $583,000 to complete the drilling, equipping, and hook up of 12 wells on the acreage acquired in June 2004.

         The above amounts do not include the $1,886,000 paid on September 30, 2004 to exercise the option to acquire the additional interest on the 4,400 net acres in Campbell and Converse counties, as discussed above. We expect to expend up to $5,600,000 to drill, equip, and connect up to 61 wells on the prospects.

         Our ability to complete all the drilling activities described above and to meet out commitments and obligations is dependent upon the issuance of an additional $5 million of secured convertible notes and upon the success of the drilling program and the amount of cash flow generated from the sale of oil and gas from the wells drilled. We continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity.

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

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended August 31, 2004, the registrant issued and sold the unregistered securities set forth in the table below:

         ------------------------------------------------------------------------------------------------------
              DATE        PERSONS OR CLASS OF PERSONS              SECURITIES                  CONSIDERATION
         ------------------------------------------------------------------------------------------------------
            08/19/04      5 accredited investors          $15,000,000 principal amount of     $15,000,000 less
                                                          notes convertible into common       total cash
                                                          stock at $1.87 per share and        commissions of
                                                          three-year warrants to purchase     $750,000
                                                          5,194,806 shares of common stock
                                                          at $1.54 per share
         ------------------------------------------------------------------------------------------------------
            08/19/04      The Shemano Group, Inc.         Five-year warrants to purchase      Introduction to
                                                          300,000 shares of common stock      investors in the
                                                          at $1.54 per share                  private placement
         ------------------------------------------------------------------------------------------------------

         The registrant relied upon Rule 506 for the sales of convertible notes and warrants and Section 4(2) for the issuance of warrants to The Shemano Group, Inc. All of the purchasers were accredited investors and deemed to be sophisticated with respect to the investment in the securities due to their financial condition. Restrictive legends were placed on the notes and warrants evidencing he securities issued in all of the above transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held June 3, 2004, the following matters were voted upon:

        ----------------------------------------------------------------------------------------------------
                                                                                             ABSTENTIONS
                                                                                                 AND
                                                                            VOTES             BROKER NON-
        MATTER VOTED UPON                                  VOTES FOR       AGAINST               VOTES
        ----------------------------------------------------------------------------------------------------
        Election of directors
        ----------------------------------------------------------------------------------------------------
          o      Marc E. Bruner                           31,947,816
        ----------------------------------------------------------------------------------------------------
          o      Carmen Lotito                            31,930,015
        ----------------------------------------------------------------------------------------------------
          o      Cecil Gritz                              31,945,916
        ----------------------------------------------------------------------------------------------------


        ----------------------------------------------------------------------------------------------------
                                                                                             ABSTENTIONS
                                                                                                 AND
                                                                            VOTES             BROKER NON-
        MATTER VOTED UPON                                  VOTES FOR       AGAINST               VOTES
        ----------------------------------------------------------------------------------------------------
          o      James Edwards                            31,932,215
        ----------------------------------------------------------------------------------------------------
          o      Robert Thomas Fetters, Jr.               31,943,916
        ----------------------------------------------------------------------------------------------------
          o      Thomas Rollins                           31,920,315
        ----------------------------------------------------------------------------------------------------
          o      Nathan Collins                           31,909,415
        ----------------------------------------------------------------------------------------------------


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:
        ------------------------------------------------------------------------
        REGULATION
        S-B NUMBER                        EXHIBIT
        ------------------------------------------------------------------------
           2.1 Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
        ------------------------------------------------------------------------
           2.2 Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)
        ------------------------------------------------------------------------
           3.1       Articles of Incorporation (3)
        ------------------------------------------------------------------------
           3.2       Articles of Amendment to Articles of Incorporation (4)
        ------------------------------------------------------------------------
           3.3       Bylaws (3)
        ------------------------------------------------------------------------
          10.1       Escrow Instructions and Agreement dated as of August 28,
                     2002 (5)
        ------------------------------------------------------------------------
          10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)
        ------------------------------------------------------------------------
          10.3 Coal Bed Methane Participation Agreement dated as of October 1, 2002, as amended (5)
        ------------------------------------------------------------------------
          10.4 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
                     (5)
        -----------------------------------------------------------------------
          10.5       2003 Stock Option Plan (4)
        ------------------------------------------------------------------------
          10.6 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
        ------------------------------------------------------------------------
          10.7 Addendum to Coal Bed Methane Participation Agreement dated as of May 23, 2003 (4)
        ------------------------------------------------------------------------
          10.8 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
        REGULATION
        S-B NUMBER                        EXHIBIT
        ------------------------------------------------------------------------
          10.9 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
        ------------------------------------------------------------------------
          10.10 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (7)
        ------------------------------------------------------------------------
          10.11      Form of Securities Purchase Agreement dated as of September
                     24, 2003 between Galaxy Energy Corporation and the
                     Purchaser named therein (8)
        ------------------------------------------------------------------------
          10.12 Form of 7% Secured Convertible Debenture due September 24, 2005 (8)
        ------------------------------------------------------------------------
          10.13 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
        ------------------------------------------------------------------------
          10.14 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
        ------------------------------------------------------------------------
          10.15 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
        ------------------------------------------------------------------------
          10.16 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
        ------------------------------------------------------------------------
          10.17 Third Amendment to Coal Bed Methane Participation Agreement dated as of October 1, 2003 (9)
        ------------------------------------------------------------------------
          10.18 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
        ------------------------------------------------------------------------
          10.19 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
        ------------------------------------------------------------------------
          10.20 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (11)
        ------------------------------------------------------------------------
          10.21 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (11)
        ------------------------------------------------------------------------
          10.22 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (12)
        ------------------------------------------------------------------------
          10.23 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (12)
        ------------------------------------------------------------------------
          10.24 Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (12)
        ------------------------------------------------------------------------
          10.25 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (13)
        ------------------------------------------------------------------------
          10.26 Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy Energy Corporation and the Purchaser named therein (14)
        ------------------------------------------------------------------------
          10.27 Form of Common Stock Purchase Warrant Exercisable at $4.05 per Share (14)
        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
        REGULATION
        S-B NUMBER                        EXHIBIT
        ------------------------------------------------------------------------
          10.28      Strategic Consulting Agreement Between Brian Hughes and
                     Dolphin Energy Corporation (15)
        ------------------------------------------------------------------------
          10.29      Securities Purchase Agreement dated August 19, 2004 between
                     Galaxy Energy Corporation and the Buyers named therein (16)
        ------------------------------------------------------------------------
          10.30      Form of Initial Note (16)
        ------------------------------------------------------------------------
          10.31      Form of Conditional Note (16)
        ------------------------------------------------------------------------
          10.32      Form of Common Stock Purchase Warrant (16)
        ------------------------------------------------------------------------
          10.33      Registration Rights Agreement dated August 19, 2004 between
                     Galaxy Energy Corporation and the Buyers named therein (16)
        ------------------------------------------------------------------------
          10.34      Security Agreement dated August 19, 2004 among Galaxy
                     Energy Corporation, Dolphin Energy Corporation, and
                     Pannonian International, Ltd. and Promethean Asset
                     Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (16)
        ------------------------------------------------------------------------
          10.35      Guaranty dated August 19, 2004 by Dolphin Energy
                     Corporation and Pannonian International, Ltd. in favor of
                     Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (16)
        ------------------------------------------------------------------------
          10.36      Form of Mortgage (16)
        ------------------------------------------------------------------------
          10.37      Purchase and Sale Agreement by and among Tower Colombia
                     Corporation, North Finn, LLC and American Oil & Gas, Inc.,
                     as Sellers and Dolphin Energy Corporation, as Buyer dated
                     July 15, 2004 (17)
        ------------------------------------------------------------------------
          16.1       Letter from Andersen Andersen & Strong, L.C. (10)
        ------------------------------------------------------------------------
           21        Subsidiaries of the registrant (4)
        ------------------------------------------------------------------------
          31.1       Rule 13a-14(a) Certification of Principal Executive Officer
        ------------------------------------------------------------------------
          31.2       Rule 13a-14(a) Certification of Chief Financial Officer
        ------------------------------------------------------------------------
          32.1       Certification of Principal Executive Officer Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002
        ------------------------------------------------------------------------
          32.2       Certification of Chief Financial Officer Pursuant to 18
                     U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002
        ------------------------------------------------------------------------

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

          (5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.
          (6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
          (7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
          (8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
          (9) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-2, File No. 333-110053.
          (10)Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated November 13, 2002, filed December 11, 2003, file number 0-32237.
          (11)Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
          (12)Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
          (13)Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
          (14)Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.
          (15)Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
          (16)Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
          (17)Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.

          Reports on Form 8-K:

          The following reports on Form 8-K were filed during the quarter ended August 31, 2004:

          o Report dated July 8, 2004, reporting, under Item 9 the execution of a letter agreement to acquire prospective coal bed methane properties, filed July 8, 2004.

          o Report dated August 19, 2004, reporting, under Item 5 the completion of a financing tranche, filed August 20, 2004.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GALAXY ENERGY CORPORATION



Date:  October 14, 2004              By: /s/ CARMEN J. LOTITO
                                        ----------------------------------------
                                            Carmen J. Lotito
                                            Executive Vice President and
                                            Chief Financial Officer