Form 10-K
period 2004-11-30
GALAXY ENERGY CORP
filed 2005-03-15
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended November 30, 2004

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to ________________

                         Commission file number: 0-32237

                            GALAXY ENERGY CORPORATION
                (Name of registrant as specified in its charter)

                 COLORADO                            98-0347827
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

              1331 - 17TH STREET, SUITE 730, DENVER, COLORADO 80202
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 293-2300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year:  $122,455

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $60,520,966 AS OF MAY 28, 2004

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 61,186,374 AS OF MARCH 8, 2005

Documents incorporated by reference:  NONE

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," "Item 2. Properties" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


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

         MCF. Thousand cubic feet.

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


                                     PART I

ITEM 1.  BUSINESS.

         We are in the business of oil and gas exploration and production and are currently acquiring and conducting exploration activities on coal bed methane ("CBM") and other unconventional and conventional natural gas properties in Wyoming, Colorado, Montana, Texas, and Europe in areas that offer attractive exploitation opportunities for natural gas. To date, we have focused our exploration efforts on coal bed methane prospects in the Powder River Basin of Wyoming and Montana, where we had interests in 160 completed wells and 69 wells in various stages of completion as of March 4, 2005.

         We conduct exploration activities to locate natural gas and crude petroleum through two wholly-owned subsidiaries, Dolphin Energy Corporation and Pannonian International, Ltd. As we commence production of these products, they will be sold to purchasers in the immediate area where the products are produced.

CORPORATE BACKGROUND

         We were incorporated in the State of Colorado on December 17, 1999 under the name "Galaxy Investments, Inc." On November 1, 2002, we entered into an agreement and plan of reorganization to acquire all of the issued and outstanding capital stock of Dolphin Energy Corporation, a Nevada corporation ("Dolphin"), for approximately 70% of our outstanding common stock. The acquisition of Dolphin was completed as of November 13, 2002. Upon completion of the transaction, Dolphin became our wholly owned subsidiary. However, since this transaction resulted in the existing stockholders of Dolphin acquiring control of Galaxy Investments, Inc., for financial reporting purposes the business combination was accounted for as a reverse acquisition with Dolphin as the acquirer. Accordingly, all financial information presented in this report for periods prior to November 13, 2002 represents the historical information of Dolphin. We changed our name to "Galaxy Energy Corporation" on May 15, 2003.

          On May 7, 2003, we entered into a share exchange agreement with Pannonian International, Ltd., a Colorado corporation, whereby we agreed acquire that company solely for shares of our common stock. We completed the acquisition as of June 2, 2003 and issued 1,951,241 shares of our common stock, making Pannonian International a wholly-owned subsidiary.

COAL BED METHANE

         Methane is the clean-burning primary component of natural gas. While conventional natural gas is often comprised of a mixture of methane and other gases, coal bed methane (CBM) is attractive because it usually has very high percentage of methane - up to 96%. Coal bed methane in the Powder River Basin was generated not by heat and pressure, but by bacterial activity within the coal itself. These anaerobic bacteria are classified as methanogens for their ability to generate large quantities of methane. As methane is generated it is trapped (adsorbed) onto microscopic surfaces within the coal by water pressure.

         In recent years, coal bed methane has attracted attention from the energy sector. Methane is generally considered a cleaner form of energy than traditional coal and oil. Since CBM in this area is found at relatively shallow predictable depths, exploration and development costs are generally much lower than for deeper, more geologically complex oil and gas exploration projects. The wells drilled and completed to extract CBM from these shallower coal seams are therefore much more cost effective to construct. Operating costs, however, for these wells are usually higher than for conventional free flowing gas wells due to the need for pumping and disposing of water during the producing life.

         The extraction of coal bed methane involves pumping water from the coal seam aquifer in order to release the water pressure that is trapping the gas in the coal. Methane travels with the ground water being pumped from the coal by a well drilled and equipped with a water pump that is completed in a coal seam that contains methane. Since methane has very low solubility in water, it separates from the water in the well before the water enters the pump. Instead of dewatering the coal seam, the goal is to decrease the hydrostatic pressure above the coal seam. Water moving from the coal seam to the well bore encourages gas migration toward the producing well. As this water pressure is released, the gas will rise and is separated from the water and can be piped away.

         In the Rocky Mountain region, significant resources of CBM exist in the Powder River Basin of Wyoming and Montana, the Greater Green River Basin of Wyoming, Colorado, and Utah, the Uinta-Piceance Basin of Colorado and Utah, and the Raton and San Juan Basins of Colorado and New Mexico.

EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         During the fiscal years ended November 30, 2004, 2003, and 2002, we incurred $34,029,772, $2,306,409 and $873,797, respectively, in identifying and acquiring petroleum and natural gas leases and prospect rights, and for exploration costs.

PRINCIPAL PRODUCTS

         We conduct exploration activities to locate natural gas and crude petroleum. As we commence production of these products, we anticipate that generally they will be sold to purchasers in the immediate area where the products are produced. We expect that the principal markets for oil and gas will be refineries and transmission companies that have facilities near our producing properties.

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

EMPLOYEES

         As of November 30, 2004, we had a total of 10 full time employees and no part-time employees. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

OIL AND GAS ASSETS

         Our oil and gas activities have focused on the acquisition of unevaluated oil and gas properties and the drilling of exploratory wells in the Powder River Basin of Wyoming and Montana. In addition, exploration projects are underway in Texas and Europe.

         POWDER RIVER BASIN - WYOMING (LEITER FIELD). Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitled us to earn a 100% working interest and an 80% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming. The project area is 20 to 30 miles west of the main north-south CBM fairway in Campbell County, Wyoming, and is approximately 9 miles west of the nearest established CBM production. Most of our acreage is positioned along roads and pipelines. There is 20-inch gas transmission line crossing our leased property, and U.S. Highway 14 runs through the project area and provides year-round access.

         Ten producible coal seams have been identified throughout the lease area, which range from 10 feet to 35 feet in thickness and with depths of 600 to 2,500 feet below the surface. The primary targets are coal beds in the Fort Union Formation. Drilling depths range from 1,700 to 2,600 feet. The Fort Union Formation is expected to have about 130 feet of aggregate coal separated into 8 to 10 widely spaced beds. The coals are widespread and have a nearly continuous distribution. The successful implementation of multi-seam well completion technology and cost effective produced water management in accordance with existing established practices and requirements will greatly enhance results. Mud logs from the five existing wells on this property indicate the presence of gas in these coal seams. The mud log gas shows are consistent with other Fort Union coals in the western portion of the Powder River Basin. Based on historical production from other similar areas within this basin, which are producing gas from the same Fort Union Formation coals in approximately 11,000 active wells, we are optimistic that economically recoverable amounts of gas will be present here. However, we do not yet have any production tests from these wells on this property that substantiate the amount of gas, and we recognize that analogies drawn from available data from other wells or producing fields may not be applicable to our drilling prospects.

         We have started a continuous drilling program into the potential productive seams and intend to maintain and develop the Leiter area as long as it produces marketable quantities of gas. We have determined that the initial target seams will be the Cook, Wall, and Pawnee seams at depths of 1,700 to 1,800 feet. These zones have exhibited the highest consistent gas shows in the area and comprise 35 to 40 feet of total coal across an interval of approximately 100 feet. Depending on pricing and water disposal capacity, an additional 70 to 80 feet of shallower prospective coal could be accessed through future perforations or by drilling additional wells to accelerate gas production.

         To acquire the leases covering this acreage, we were required to pay and did pay $100,000 by January 31, 2003. We were required to pay $1,650,000 by October 1, 2003, deposit the estimated costs to drill and complete 30 pilot wells into an escrow account by October 1, 2003, and drill at least 25 pilot wells by March 1, 2004. The agreement also provided for the acquisition of a 100% interest in 5 natural gas wells, for $500,000, by October 1, 2003. Pioneer extended the obligations due October 1, 2003 to October 31, 2003, to allow for negotiation of a new agreement.

         On December 22, 2003, we purchased Pioneer's position for $1,000,000 cash and 2,000,000 shares of our common stock, valued at $1.40 per share. By purchasing Pioneer's position, we are now the lessee under the leases and the owner of the 5 natural gas wells. These wells were drilled in late 2001, have been equipped with downhole production pumps, and one coal zone is partially dewatered. We expect to commence production from these 5 completed wells and several additional wells during the first calendar quarter of 2005. We do not have any estimates as to reserves attributed to these wells.

         In October 2004, we acquired an additional 360 acres of oil and gas leases in the area adjacent to the existing lease holdings from the lessors for $150,000. We are now obligated to drill a total of 125 wells on the leased acreage by December 31, 2005 under the terms of an amended lease. If we fail to meet the 125-well drilling commitment and are unable to negotiate a different outcome, we will retain our interest in only the 80 acres surrounding each well drilled as of December 31, 2005 and all remaining acreage will be forfeited.

         In summary, through March 5, 2005, we purchased five existing non-producing natural gas wells, drilled 44 new wells and set seven-inch production casing in those wells, completed downhole work in most wells, installed gathering system and infrastructure to several wells, and commenced location surveying, permit procedures, and obtained surface use agreement approval for an additional portion of these leases.

         On November 2, 2004, Dolphin executed a Coal Bed Methane Participation Agreement with Horizon Gas, Inc., a Colorado corporation ("Horizon"). Horizon Gas, Inc. is also the general partner of two U.S. limited liability limited partnerships, Horizon Natural Gas, LP (Fund LP) and Horizon Natural Gas Investment LP (Investment LP). Another entity, Horizon Funds GmbH in Cologne, Germany coordinates the marketing in Germany and is in charge of handling the fund management and investor relations in Germany. The agreement is intended to provide funding for future projects in an area of mutual interest in the Powder River Basin located in Wyoming. Under the terms of the agreement, Horizon is given the right to participate, subject to funding, in an initial drilling program on identified oil and gas leases and a subsequent drilling program on currently unidentified oil and gas leases. Horizon will bear 90% of the costs to drill, complete, and connect each well in which it elects to participate in return for a 67.5% share of Dolphin's working interest in such wells. As of March 9, 2005, we do not know whether Horizon will participate.

         POWDER RIVER BASIN - WYOMING (BUFFALO RUN, PIPELINE RIDGE, HORSE HILL AND DUTCH CREEK). In January 2004, we acquired an operating interest in 61 non-producing CBM wells and approximately 12,000 gross acres in the Powder River Basin in Wyoming (the "Continental acreage") from DAR, LLC, in consideration for 3,000,000 restricted shares of our common stock, valued at $1.80 per share, $163,655, and a note for $2,600,000 in future payments, which bears interest at the rate of 6% per annum. The original note called for $1,000,000 in principal to be paid on January 14, 2005 and the remaining $1,600,000 in principal to be paid on June 24, 2005. On January 14, 2005, we agreed with DAR, LLC that the payments due on January 14, 2005 and June 24, 2005 would be deferred. In return for $100,000 in consideration for such deferral, which was paid on January 21, 2005, we paid DAR, LLC $500,000 in accrued interest and principal on March 3, 2005, and will now pay $1,600,000 in principal on August 19, 2005 and all remaining accrued interest and principal on January 13, 2006.

         In March 2004, we acquired the remaining 35% working interest in the Buffalo Run project for $592,464. In April 2004, we acquired the remaining 50% working interest in the Dutch Creek project for $300,000 and 360,000 restricted shares of our common stock, valued at $2.63 per share. As a result of these acquisitions, we have a 100% working interest in the Buffalo Run and Dutch Creek projects.

         This property is located approximately 12 miles southeast of Sheridan, Wyoming, and is divided into four CBM exploration projects: Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek. The project area contains up to eight separate coals, ranging in depth from 150 feet to 1,800 feet. Coal thickness ranges from 20 feet to 70 feet, generally thinning with depth. We estimate that full development of this project area would include the drilling of up to 280 wells, with up to four coal zone completions per well.

         The four projects are in the early implementation stages with 101 wells drilled to various depths as of March 4, 2005. Of these 67 have been completed and approximately three-fourths of those exhibit shut-in gas pressures at the wellhead while the remaining wells have all had significant gas shows during drilling and completion operations. While these outcomes indicate that these wells will be productive, only a portion of these wells has been stimulated and placed on production. Contracts for electrical power supply have been executed with two utilities, Powder River Energy and Montana Dakota Utilities, and construction is nearly complete in the Pipeline Ridge area. A gas gathering agreement for pipeline access was executed to serve the Pipeline Ridge area, and the associated compression facility is expected to be operational approximately March 31, 2005. The gathering infrastructure has been completed in the Pipeline Ridge area, and 31 production wells have been connected and are awaiting the compressor.

         We propose to accomplish water disposal in these areas without surface discharge through re-injection, use of high volume evaporators, and off-channel storage ponds. Injectivity tests have been performed to confirm that certain water sands will accommodate a significant volume of water injection. This method of water disposal has been implemented in several CBM projects, and has been approved by the regulatory authorities for injection wells on our projects.

         POWDER RIVER BASIN - WYOMING (BEAVER CREEK). In April 2004, we acquired various working interests in approximately 27,000 net acres adjacent to, and in the vicinity of, the Leiter and Continental acreage. The acquisition price for these new interests was $739,550. This project is also in the early implementation stage with 23 wells drilled to various depths as of March 4, 2005. Of these, 7 have been completed, but are not yet connected to a gathering system. We are developing plans to include these 23 wells in expanded production pilot projects, which are then expected to be followed by full development of the related areas.

         POWDER RIVER BASIN - WYOMING (GLASGOW AND WEST RECLUSE). In June 2004, we entered into a letter of intent to acquire approximately 4,400 net acres of oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, we committed to pay 100% of the cost to drill 12 wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in 9 existing wells, 7 of which have been completed. We paid the seller $100,000 and obtained an option to acquire, for an additional $1,900,000, a 90% working interest in the entire leasehold acreage including all wells on the property. On September 30, 2004, having drilled 16 wells on the acquired acreage and completed our drilling obligation, we exercised our option to acquire the additional working interest in the wells and a 90% working interest in the leasehold acreage in the prospects, and paid approximately $1,886,000 for these interests after closing adjustments. As of March 4, 2005, a total of 40 wells have been drilled on the acreage, 37 of which have been completed. Of these wells, 17 were producing gas at various levels of production as they continue to dewater.

         OUTSOURCED WYOMING OPERATOR. We executed a contract with Continental Industries, LC, an affiliate of DAR, LLC, to act as contract operator on our Wyoming Powder River Basin leases. Continental, a privately-held exploration and production company based in Casper, Wyoming, was among the first CBM participants in the Powder River Basin and has extensive CBM experience. Since 1999, Continental has implemented 10 CBM projects with over 340 wells. We are compensating Continental under the terms and provisions of a contract operator agreement with normal industry standard rates for personnel and expenses.

         POWDER RIVER BASIN - MONTANA. On August 5, 2003, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. ("Quaneco"), a privately-held oil and gas company operating primarily in the Rocky Mountain region. Under the terms of the agreement, we had an option to acquire up to 50% of Quaneco's 50% working interest in certain oil and gas leases covering approximately 214,000 gross acres in the Powder River Basin area of Montana. In 2003 and 2004, we made payments totaling $3,387,500, thereby acquiring a 12.5% working interest. On September 1, 2005, we determined not to increase our working interest position beyond our existing 12.5% and no further payments are due under the agreement.

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

         This acreage is divided into two projects: the Kirby prospect and the Castle Rock prospect. Galaxy is currently participating in the first phase of a planned exploration for the Kirby Area. Operations are underway for an initial 18 well pilot and field facilities construction have begun. A second pilot project is scheduled to begin this year in the Castle Rock project. Negotiations are underway for construction of gas sales pipeline projects to both of these areas.

         PICEANCE BASIN - COLORADO. On March 2, 2005, Dolphin deposited $7,000,000 in escrow as a condition precedent to an agreement to acquire an initial 58-1/3% working interest in 4,000 net undeveloped mineral acres in the Piceance Basin in Colorado. The terms of the acquisition are set forth in a Lease Acquisition and Development Agreement with Apollo Energy LLC and ATEC Energy Ventures, LLC, the Sellers. The Sellers were not willing to enter into the Agreement with Dolphin without having some agreement regarding the remaining 41-2/3% working interest in the subject properties. Since our management and advisers had previously decided that our maximum commitment should not exceed that provided in the Agreement, it was necessary to find a third party to take the remaining working interest, and Marc A. Bruner, a related party (see Item 13.), was willing to provide a guaranteed payment of $2,000,000 to the Sellers and enter into an agreement with the Sellers to acquire a 16-1/3% working interest for such $2,000,000 with the option to acquire up to all of the then remaining 25% working interest in the subject properties by investing an additional $3,000,000. If Mr. Bruner invests the entire $5,000,000, his total working interest in the properties will be 41-2/3%. Mr. Bruner and Dolphin entered into a Participation Agreement to address certain rights and obligations as between them, pertaining to their acquisition agreements with the Sellers. Marc A. Bruner is a significant shareholder of Galaxy Energy Corporation, Chairman of Galaxy's Advisory Committee, and the father of Marc E. Bruner, the president and a director of Galaxy.

         Under the Participation Agreement, Marc A. Bruner has the right, but not the obligation to deposit up to an additional $25,000,000 into escrow on or before August 1, 2005, while Dolphin has the right, but not the obligation, to deposit up to an additional $3,000,000 into escrow on or before December 1, 2005. Dolphin and Mr. Bruner have agreed that their respective ownership interests shall be based upon the amounts deposited into escrow and used to acquire the leases. Therefore, if both Dolphin and Mr. Bruner contribute their maximum amounts, their ownership interests in the leases will be Dolphin 25% and Bruner 75%.

         Under the acquisition agreements with the Sellers, Dolphin and Mr. Bruner are obligated to drill one well by November 1, 2005 and 9 additional wells by August 22, 2006. If they should fail to drill any of the 9 wells, they are obligated to pay Sellers $500,000 for each well as liquidated damages or they are to reassign to Sellers any of the acreage covered by the leases that remains undrilled.

         Dolphin and Mr. Bruner have agreed that each shall be responsible for its/his respective share of the cost of operations in accordance with the terms of the operating agreement, with such share based on the ownership interest at the time the cost is incurred.

         Dolphin and Mr. Bruner have also agreed that for the first 36 months of operations under the operating agreement, Bruner shall assign all of his rights and obligations as operator, such that Dolphin shall be the contract operator or sub-operator under the operating agreement, and that Dolphin shall be entitled to a management fee of 10% of its costs as operator.

         Sellers will reserve in the assignment of the leases either a reserved production payment or a reserved overriding royalty interest, each equal to the difference between 20% and existing burdens, but never less than 2%. At project payout, Sellers are vested with an undivided 12 1/2% of our interest in the leases.

         EAST TEXAS. We have paid-up leases covering approximately 2,780 acres in the vicinity of the Trawick Field, located in Rusk and Nacogdoches Counties, Texas. Leases covering approximately 1,118 acres are for a three-year term expiring in late 2005 and early 2006, while the leases covering the remaining approximately 1,662 acres are for a five-year term expiring in 2007.

         All of the leases were originally held by Harbor Petroleum, LLC or Florida Energy, Inc. on behalf of Dolphin, but have been assigned to Dolphin. Both Harbor Petroleum, LLC and Florida Energy, Inc. are related parties. See "Item 13. Certain Relationships and Related Transactions." In March 2004, Dolphin paid Florida Energy a bonus of $50,000 for identifying this lease play.

         In 2005, we propose to drill a vertical wellbore through the deepest potential Travis Peak sandstone in the first specific prospect area we are targeting.

         JIU VALLEY - ROMANIA. Pannonian International has a concession agreement covering 21,538 gross acres for a term of 30 years in the Jiu Valley Coal Basin, Romania. Of this area, only 13,715 acres that are underlain by total coalbed thicknesses greater than 5 meters are considered to be prospective for coalbed methane production at this time. This acreage contains up to 18 coal seams with a cumulative thickness up to 170 feet at depths of 985 to 3,280 feet. The main target seam averages 22 meters in thickness in the concession area. The concession from the Romanian government was issued October 22, 2002. During the first five years of the concession, the concession holder is required to expend a specified amount for exploratory work. If that specified amount is not spent, the concession holder must pay that amount to the Romanian government. If no payment is made, the concession is cancelled. Pannonian's minimum exploration expenditure commitments are as follows:
         o        $252,000 by October 21, 2005
         o        $182,000 by October 21, 2006
         o        $182,000 by October 21, 2007

Pannonian has satisfied its requirements through November 30, 2004.

         Pannonian proposes to drill two wells in 2005, as Pannonian management believes that it has two drill sites in close proximity to where earlier wells have blown out methane. These drill sites are approximately 1.5 miles from a 20-inch gas trunk pipeline, and is approximately the same distance from an electrical generation plant that uses both natural gas and coal as fuel. Pannonian estimates that it would cost approximately $475,000 to test and complete each well as a producing well.

         Pannonian has applied for a concession on an additional 120,000 acres in Romania and has identified further European license areas for which it is in the application process.

         NEUES BERGLAND - GERMANY. In December 2003, the 149,435-acre Neues Bergland Exploration Permit was granted for a three-year term to Pannonian International (50%) and two co-permittees (each with 25%). Both of the co-permittees are privately-held oil and gas companies that are not affiliated with us. Under the terms of the permit, we and our co-permittees have the exclusive right to explore for natural resources within the permit area, subject to the obtaining the approval from third-party landowners. Permit holders must pay field taxes by May 31 of each year for the previous calendar year. Permit holders can deduct from field taxes those expenditures incurred by the permit holder that were necessary to obtain geophysical, geochemical, petrological or reservoir data, such as geophysical work with processing, drilling operations, reprocessing work, and fracturing with the goal of transforming a non-producing into a producing reservoir. The field taxes for 2003 and 2004 have been paid.

         The permit requires the drilling of an initial exploration test borehole during 2005. The estimated cost of phase one of this work program, which consists of building the drillsite, drilling and testing the first exploration test borehole, evaluating the borehole with a long-term flow-test program, evaluating the test results, and re-evaluating the economic, environmental, regulatory, and technical issues is $2,200,000. Our current plan is to proceed with phase one only if we can obtain the necessary funding through a farm-out arrangement. The costs incurred in connection with phase one would offset all of the field taxes for 2005.

         The initial drill site is approximately two miles from a local gas distribution grid (8" pipeline) and about 7 miles from a 38", 1000 pounds per square inch, international trunk pipeline.

PRODUCTIVE GAS WELLS

         The following summarizes our productive and shut-in gas wells as of November 30, 2004. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

                                             PRODUCTIVE GAS WELLS
                                           GROSS                NET
     Producing gas wells                      29               23.3
     Shut-in gas wells                       147              136.2
                                             ---            -------
          Total                              176              159.5
                                             ===            =======

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of November 30, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                              UNDEVELOPED ACRES           DEVELOPED ACRES
                           GROSS             NET       GROSS              NET
   Wyoming                 87,825           59,115         0                0
   Montana                222,694           32,577         0                0
   East Texas               2,780            2,780         0                0
   Romania                 21,538           21,538         0                0
                         --------          -------     -----            -----
        Total             334,837          116,010         0                0
                         ========          =======     =====            =====

DRILLING ACTIVITY

         The following table sets forth our drilling activity during the year ended November 30, 2004. We had no drilling activity during the years ended November 30, 2002 and 2003.

          ---------------------------------------------------------------
                                          YEAR ENDED NOVEMBER 30, 2004
          ---------------------------------------------------------------
                                            GROSS               NET
          ---------------------------------------------------------------
          Exploratory wells:
          ---------------------------------------------------------------
             Productive                      135               119.4
          ---------------------------------------------------------------
             Dry                             -0-                -0-
          ---------------------------------------------------------------

          ---------------------------------------------------------------
                Total wells                  -0-                -0-
          ---------------------------------------------------------------

          ---------------------------------------------------------------
          Development wells:
          ---------------------------------------------------------------
             Productive                      -0-                -0-
          ---------------------------------------------------------------
             Dry                             -0-                -0-
          ---------------------------------------------------------------

          ---------------------------------------------------------------
                Total wells                  135               119.4
          ---------------------------------------------------------------

PRESENT ACTIVITIES

         POWDER RIVER BASIN - WYOMING (GLASGOW AND WEST RECLUSE). Eight of the 15 new wells in the Glasgow area that commenced dewatering in early November 2004 started producing gas very quickly, and production rates have continued to increase. As of March 4, 2005, the remaining 7 wells which are completed as lower zone Wyodak producers continue to dewater.

         Nine wells are producing gas to the sales pipeline in the West Recluse area. Construction of the gathering system and required infrastructure required to hook the 15 additional completed wells into the sales pipeline is expected to be completed by March 31, 2005. All of the new wells will begin dewatering before the end of April 2005.

         As of March 4, 2005, gas production from these two areas was approximately 600 mcf per day. Gas production levels are expected to increase as dewatering operations continue.

         POWDER RIVER BASIN - WYOMING (PIPELINE RIDGE). As of March 4, 2005, 31 production wells and 5 water disposal wells have been drilled and completed in this area southeast of Sheridan, Wyoming. Five additional wells have been started with only surface casing in place. Although winter operating conditions have slowed work in this area, gathering system and infrastructure facilities have been completed to all of these new wells over the last few months. Six of these wells have commenced testing and dewatering operations, and all remaining wells are expected to do the same before the end of March 2005. Installation of a compressor station to handle gas sales into the adjacent Bighorn pipeline is nearing completion.

         POWDER RIVER BASIN - WYOMING (LEITER FIELD). As of March 4, 2005, these two areas contained 49 completed wells. Construction of gathering systems and field facilities for both areas are in various stages of completion. The first 3wells in the Leiter area have begun testing and dewatering. All other production wells are expected to begin testing and dewatering before the end of June 2005.

         POWDER RIVER BASIN - WYOMING (BUFFALO RUN, BEAVER CREEK, HORSE HILL AND DUTCH CREEK). As of March 4, 2005, these 4 areas now contain 38 completed wells and 45 additional wells in various stages of completion. Negotiations are underway for the necessary pipeline extension to access 60 of these wells, which will then allow the construction of gathering system infrastructure and the drilling of additional new wells in 2005 to develop multiple deeper coal zones. We are also developing plans to include 23 previously drilled wells in expanded pilot projects, which are then expected to be followed by full development of the related properties.

         POWDER RIVER BASIN - MONTANA. In the southern Montana portion of the Powder River Basin, Galaxy is participating in the first phase of a planned exploration for the Kirby Area. Operations are underway on an initial eighteen well pilot program. Sixteen of these wells have been drilled and field facilities construction has begun. A second pilot project is scheduled to begin this year in the Castle Rock area of southern Montana. Negotiations are underway for construction of gas sales pipeline projects to both of these areas.

         The following table summarizes the status of completed wells as of March 4, 2005:

   ----------------------------------------------------------------------------
                                                            WATER     PRODUCING
                                             SHUT IN       DISPOSAL      GAS
   ----------------------------------------------------------------------------
   Glasgow/West Recluse                         22            --          17
   ----------------------------------------------------------------------------
   Pipeline Ridge                               31             5          --
   ----------------------------------------------------------------------------
   Leiter                                       49            --          --
   ----------------------------------------------------------------------------
   Buffalo Run, Beaver Creek, Horse Hill,       38            --          --
   Dutch Creek
   ----------------------------------------------------------------------------
   Montana                                      16            --          --
   ----------------------------------------------------------------------------
   TOTAL                                       156             5          17
   ----------------------------------------------------------------------------

OFFICE SPACE

         Our principal executive offices are located at 1331 - 17th Street, Suite 730, Denver, Colorado, where we lease approximately 2,580 square feet of office space under a lease expiring February 28, 2007.

         We also have an office at 1001 Brickell Bay Drive, Suite 2202, Miami, Florida, where we lease approximately 1,300 square feet of office space under a lease expiring June 30, 2005. We intend to close the Miami office and relocate certain staff members to Denver upon the expiration of the office lease.


ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a special meeting of our shareholders on October 21, 2004, at which the following matters were voted upon:

--------------------------------------------------------------------------------------------------------------------
                                                      FOR            AGAINST          ABSTAINED     BROKER NON-VOTES
--------------------------------------------------------------------------------------------------------------------
Proposal to amend our Stock Option Plan to        32,541,906         891,070           64,684          15,103,614
increase from 3,500,000 to 6,500,000 the
aggregate number of shares of common stock
authorized for issuance under the Plan
--------------------------------------------------------------------------------------------------------------------
Proposal to approve the issuance of shares of     32,824,922         597,364           75,374          15,103,614
common stock upon conversion of our
outstanding convertible notes, in lieu of
cash payments on the convertible notes, and
upon the exercise of our outstanding
warrants, to the extent that such issuance
would require shareholder approval under the
rules of the American Stock Exchange
--------------------------------------------------------------------------------------------------------------------
Proposal to amend our Articles of                 47,857,730         700,200           43,344             -0-
Incorporation to increase from 100,000,000 to
400,000,000 the number of authorized shares
of common stock
--------------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

         FISCAL QUARTER ENDING                       HIGH BID         LOW BID

         February 28, 2003....................      $   1.47         $   1.03
         May 31, 2003.........................      $   1.25         $   0.87
         August 31, 2003......................      $   0.90         $   0.63
         November 30, 2003....................      $   2.57         $   0.60
         February 29, 2004....................      $   3.78         $   1.95
         May 31, 2004.........................      $   3.60         $   1.00
         August 31, 2004......................      $   1.66         $   1.19
         November 30, 2004....................      $   1.86         $   1.10
         February 28, 2005....................      $   1.79         $   1.22

         On March 8, 2005, the closing price for the common stock was $1.93.

         As of March 8, 2005, there were 124 record holders of our common stock.

         Since our inception, no cash dividends have been declared on our common stock. We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our board of directors plans to retain earnings for the development and expansion of our business. Our directors also plan to regularly review our dividend policy. Any future determination as to the payment of dividends will be at the discretion of our directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and other factors as the board may deem relevant. We are not restricted by any contractual agreement from paying dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

         The table sets forth selected financial data, derived from the consolidated financial statements, regarding our financial position and results of operations as of the dates indicated. All information for periods prior to November 13, 2004 represents the historical information of Dolphin Energy Corporation because Dolphin was considered the acquiring entity for accounting purposes.

                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2004             2003              2002
Summary of Operations:
   Revenue                                                         $     122,455     $      --       $       --
   Lease operating costs                                                  59,247            --               --
   General & administrative expense                                    3,517,218         2,095,495        1,140,066
   Depreciation, depletion and amortization                               76,390            66,454           --
   Net loss                                                           (8,524,496)       (2,579,595)      (1,140,066)
   Net loss per share                                                      (0.16)            (0.08)           (0.04)


                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2004             2003              2002
Balance Sheet:
   Working capital (deficiency)                                    $    (626,108)    $   1,756,776    $  (1,012,916)
   Cash and cash equivalents                                          10,513,847         2,239,520           41,320
   Oil and gas properties, net                                        37,491,529         2,799,720          873,797
   Total assets                                                       49,648,165         5,655,433          954,339
   Long-term debt                                                     11,629,001                --               --
   Stockholders' equity  (deficit)                                    26,681,207         2,634,559         (149,897)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         Management believes the completion of its fiscal quarter ended February 29, 2004 marked the completion of its first phase of its business plan. The goals of the first phase were to obtain promising oil and gas properties in the Powder River Basin of Wyoming and Montana and adequate funding to pay for those properties and commence drilling operations. To accomplish those goals, we needed to build our corporate infrastructure and make the investing public aware of our presence. We believed that by so doing, we could raise the capital we needed from the sale of our securities and use shares of our common stock to pay for property acquisitions.

         Our goal for the second phase of our business plan, which commenced March 1, 2004, was to determine the potential of our properties. We believed that by so doing, we could develop a plan to secure additional funding for what is hoped to be development drilling projects. During the second half of the fiscal year ended November 30, 2004, we raised additional funding to coal bed methane development program in the Powder River Basin of Wyoming. We raised additional funds to diversify our property position and acquire oil and gas properties in the Piceance Basin of Colorado in March 2005.

         Our tasks now are to establish reserves on our properties and to place our properties into production. We had interests in 160 completed wells and 69 wells in various stages of completion as of March 4, 2005. While we recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of equity and/or debt securities. We believe, however, that our recent property acquisition in the Piceance Basin, as well as the results from our drilling operations in the Powder River Basin, will enhance our ability to obtain such financing on suitable terms.

RESULTS OF OPERATIONS

         YEAR ENDED NOVEMBER 30, 2004 COMPARED TO YEAR ENDED NOVEMBER 30, 2003. During the year ended November 30 2004 we recorded our first revenues from natural gas sales from initial production from 5 wells acquired in June 2004 and from 10 additional wells drilled and completed during the year. We recorded $122,455 of natural gas sales and $59,247 of lease operating and production tax expense on net sales volumes of 26,247 mcf. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $47,944 or $1.83 per mcf. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

         We recorded interest income earned on cash deposits in commercial banks of $51,396 in 2004 compared to $-0- in 2003. The cash deposits resulted from our financing and fund raising activities during the year.

         For the year ended November 30, 2004 and 2003, we recorded general and administrative costs of $3,517,218 and $$2,095,495, respectively. Significant expenses in 2004 included: salaries and benefits of $569,454; professional and consulting fees of $638,485; travel and entertainment, primarily related to financing activities, of $447,200; legal expenses of $581,393; investor relations of $537,090; office lease and expenses of $266,040 and directors fees of $180,000. Comparative amounts for 2003 were: salaries and benefits of $258,686; professional and consulting fees of $446,724; travel and entertainment primarily related to financing activities of $321,463; legal expenses of $381,166; investor relations of $380,243; office lease and expenses of $116,070 and directors fees of $27,500. The 2004 increases reflect our significantly higher level of operational activity, including the oil and gas property acquisitions and the drilling of 120 wells during the year. During fiscal 2004, we relocated our headquarters to Denver from Miami, entered into an office lease to accommodate the larger number of staff, and completed five registration statements for the resale of our equity securities. These activities required significant increases in legal, accounting and consulting fees to accomplish successfully.

         We recorded $76,390 of DD&A expenses in 2004 compared to $685 in 2003. The increase reflects depreciation of furniture and equipment of $20,683 in 2004 versus $685 in 2003, DD&A and abandonment of oil and gas properties of $52,944 in 2004 compared to $-0- in 2003, and depreciation and accretion of the asset retirement obligation of $2,763 in 2004 compared to $-0- in 2003.

         We recorded interest and financing costs of $5,045,492 in 2004 compared to $417,646 in 2003. The 2004 expense is comprised of interest on 7% convertible debentures, the convertible notes and other notes payable of $848,157, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050 respectively, the amortization of the discount on the convertible debentures and convertible notes of $1,645,431, amortization of deferred financing costs of $442,817, and the recognition of the Beneficial Conversion Feature discount on the convertible debentures in the amount of $1,670,038. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact we were unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 5 and Note 6 to the financial statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures and convertible notes payable. The 2003 expense is comprised of interest on 7% convertible debentures and other notes payable of $75,967, the amortization of the discount on the convertible debentures of $292,682, and $48,997 of amortization of deferred financing costs.

         Our loss for the year ended November 30, 2004 of $8,524,496 increased the accumulated deficit as of that date to $12,244,157.

         YEAR ENDED NOVEMBER 30, 2003 COMPARED TO PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002. For the year ended November 30, 2003, we incurred operating expenses of $2,161,949, primarily for legal expenses ($381,166), investor relations ($374,275), interest expense ($368,649), travel and entertainment ($321,463), management fees to Resource Venture Management ($320,000), and payroll salaries and taxes ($258,686). These expenses were incurred in the effort to acquire the oil and gas properties described above and secure the funding necessary to carry out the acquisitions. Included in investor relations expenses were amounts incurred with public relations firms for website development and hosting, writing and disseminating press releases and company profile pieces, and responding to investor and shareholder inquiries. In addition, we expensed $65,769 as a result of our decision not to exercise an option to acquire additional leases in Wyoming and Pannonian's decision to abandon a property in Australia.

         For the period from inception to November 30, 2002, we incurred operating expenses of $1,140,066, primarily for contract services - Resource Venture Management ($692,500), consulting fees and payroll ($125,265), legal fees ($103,314), and travel and entertainment ($102,479).

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $850,500 through the period ended November 30, 2002, net proceeds of $6,151,278 for the year ended November 30, 2003, and net proceeds of $32,946,190 for the fiscal year ended November 30, 2004.

         From December 2002 through May 2003, we sold 1,602,000 shares of common stock for gross proceeds of $1,602,000. In October 2003, we completed a $5,640,000 private placement of 7% secured convertible debentures and warrants, due two years from date of issue and secured by substantially all of our assets. Debentures purchasers received five-year warrants to purchase 2,867,797 shares of common stock at an exercise price of $0.71 per share and 2,867,797 shares of common stock at an exercise price of $0.83 per share. We filed a registration statement covering the shares underlying the debentures and warrants, but did not meet the deadline associated with this filing obligation. We paid a penalty of $404,000 to the holders of the debentures. During the year ended November 30, 2004, all of the debentures were converted at $0.59 per share into 9,559,322 shares of common stock.

         In December 2003, we completed a private placement of 2,503,571 shares of our common stock and warrants to purchase 500,715 common shares, resulting in gross proceeds of $3,505,000. The warrants were exercisable for a four-year period at an original price of $2.71 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We granted registration rights to the purchasers in this private placement.

         We completed a second private placement of 6,637,671 shares of our common stock and warrants to purchase 1,327,535 common shares in January 2004, resulting in gross proceeds of $11,947,800. The warrants were exercisable for a five-year period at an original price of $4.05 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We granted registration rights to the purchasers in this private placement as well.

         In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes and warrants. Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000. The notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all of our assets, and are convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share. We paid accrued interest on the principal amount of the notes on January 14, 2005 and became obligated to pay monthly principal installments of $833,333 plus accrued interest as of March 1, 2005. At our option, and assuming the satisfaction of certain conditions, we may pay the monthly installments in cash or through a partial conversion of the notes into shares of our common stock at a conversion rate equal to the lesser of $1.87 or 93% of the then current market price. Note purchasers received three-year warrants to purchase 5,194,806 shares of common stock at $1.54 per share.

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. For the 2004 fiscal year, we used $24,671,863 for operating and investing activities, as compared to $3,953,078 for fiscal 2003. We expended $34,737,437 on oil and gas property acquisition, drilling, completion and construction of facilities in 2004, and had $10,513,847 of cash at November 30, 2004. In comparison, we expended $2,306,409 on property acquisition costs during the fiscal year ended November 30, 2003, and had $2,239,520 of cash at November 30, 2003.

         WORKING CAPITAL DEFICIENCY. At November 30, 2004, we had a working capital deficiency of $626,108, compared to a working capital position of $1,756,776 at November 30, 2003. Included in the working capital deficiency at November 30, 2004 was accrued interest payable on convertible notes of $565,684 due on January 14, 2005, and $6,249,557 of convertible note payments due in the next twelve months. In order to maximize the cash we have available for our drilling operations, we elected to pay such accrued interest through the conversion of shares under the terms of the notes rather than with cash. The total of such accrued interest amount was converted into 722,567 common shares at various conversion rates based upon the trading price of our common stock as required under the terms of the notes. A total of $1,148,401.83 was due under the notes on March 1, 2005. This included a principal repayment of $833,333 plus interest at 12.5% for the period from January 14, 2005 to March 1, 2005. We elected to pay such amount with $474,217.13 in cash and the remainder in converted stock. Such conversion was made by the noteholders on March 1, 2005 and a total of 433,671 shares of common stock were issued to the noteholders on that date.

         We may, subject to certain conditions, continue to make payment of these amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible debentures to determine the optimum repayment mix of cash and common stock. At November 30, 2004, we had initial production from 15 wells. We plan to utilize our available cash to complete and connect to pipelines up to 140 additional wells during the first part of the current fiscal year. Management believes that natural gas production from these wells will generate revenues sufficient to service the cash portion of the debt repayment schedule, if any.

         We are addressing our working capital deficiency through the sale of our common stock and debt securities. In December 2004, we received $451,272 from the exercise of 635,594 warrants at a price of $.71 per share. Under the terms of securities purchase agreements dated March 1, 2005, we sold $7,695,000 of senior subordinated convertible notes and three year warrants to purchase 1,637,234 shares of common stock at $1.88 per share.

         Management believes these transactions are an indication of our ability to generate additional capital to meet our obligations during the next year. However, our drilling program for the coming year will require additional capital and will require us to raise additional funds by selling equity securities, issuing debt, selling assets, or engaging in farm-outs or similar types of arrangements. Any financing obtained through the sale of our equity will likely result in additional dilution to our stockholders. If we are forced to sell assets to meet our operating and capital requirements, we may not realize the full market value of the assets and the sales price could be less than our carrying value of the assets.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of November 30, 2004.

---------------------------------------------------------------------------------------------------------------------
                                                                          PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------------------------------
                                                                                                              MORE
                                                                    LESS THAN 1                     3-5      THAN 5
       CONTRACTUAL OBLIGATIONS (1)<F1>                   TOTAL          YEAR        1-3 YEARS      YEARS      YEARS
---------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable (2)<F2>
   Principal                                           $20,000,000   $ 7,500,000    $12,500,000       --         --
   Interest                                              3,575,777     2,536,108      1,039,669       --         --
Notes payable and accrued interest                       2,876,443     2,118,492        757,951       --         --
---------------------------------------------------------------------------------------------------------------------
Office Leases                                              117,622        50,541         67,081       --         --
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                  $26,569,842   $12,205,141    $14,364,701
---------------------------------------------------------------------------------------------------------------------
----------------

(1)<F1> This table excludes the costs of drilling obligations in our European permits, as we have not determined that we will conduct those operations. In the event we do not fulfill those drilling obligations, we will forfeit the permit. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using an interest rate of 11.75% from August 19, 2004 through October 4, 2004; 12% from October 4, 2004 through January 4, 2005 and 12.5% thereafter.


PLAN OF OPERATION

         In addition to the above obligations, at November 30, 2004, we intended to utilize our available cash for the following capital expenditures on our oil and gas projects:

         (1) $6,380,000 for operations to complete existing wells, to construct necessary production and gathering facilities and infrastructure to commence gas production in the Leiter, Buffalo Run, Pipeline Ridge, Horse Hill, Dutch Creek, Glasgow and West Recluse areas of Wyoming; and

         (2) $235,000 to participate in a 16 well pilot program including related permitting costs, in Montana.

         As of March 15, 2005, we have made most of the expenditures identified in paragraph 1 above and approximately half of the expenditures identified in paragraph 2 above, leaving less than $2,000,000 to be spent as described.

         As described in Item 2. Properties, we entered into an agreement to acquire a working interest in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants. The unsecured notes are due June 1, 2007 and may be converted by the holders into shares of common stock at a price of $1.88 per share. The note holders also received three-year warrants to purchase 1,637,234 shares of common stock at $1.88 per share. We have agreed to register the shares underlying the notes and warrants.

         Our ability to complete all the drilling activities described above and to meet our commitments and obligations is dependent upon the success of the drilling program and the amount of cash flow generated from the sale of oil and gas from the wells drilled. We continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity. In addition, we believe our ability to fund our activities and meet our commitments is dependent upon the trading volume and price of our common stock. If our stock trades at prices above the exercise prices of outstanding warrants and conversion prices of outstanding debt securities, we may be able to obtain cash through the exercise of warrants and pay our debt obligations with the issuance of our stock.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At November 30, 2004, 2003 and 2002, there were no proved reserves. Costs of oil and gas properties are considered unevaluated at November 30, 2004, 2003 and 2002.

ASSET RETIREMENT OBLIGATION

         In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

         During the year ended November 30, 2004, we, through acquisition and drilling, acquired working interests in 176 natural gas wells. A limited number of these wells had initial gas production during the period, and the others are in various stages of completion and hook up at November 30, 2004. We adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using our estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

STOCK BASED COMPENSATION

         Options that we may grant to employees under our stock option plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No.123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and we have continued to account for stock options under the intrinsic value method specified in APB 25.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us, beginning August 1, 2005. We have not yet completed our evaluation but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

         In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

         The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. SAB No. 106 will be effective for us once we have proved reserves and will exclude the future cash flows from settling asset retirement obligations in our ceiling test computation upon having proved reserves


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our primary market risk relates to changes in the pricing applicable to the sales of gas production in the Powder River Basin in Wyoming and Montana. This risk will become more significant to us as our production increases in these areas. Although we are not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, we may consider using them in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages beginning with page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 22, 2004, we dismissed Wheeler Wasoff, P.C. ("WW-PC") as our independent public accountants. WW-PC had audited our financial statements for the fiscal years ended November 30, 2002 and 2003. On October 23, 2004, we engaged Hein + Associates LLP ("Hein") to serve as our independent public accountants for the fiscal year ending November 30, 2004. The audit committee of our board of directors approved both actions. We plan to continue to use WW-PC for our tax work and ongoing consulting needs.

         During the two most recent fiscal years and the subsequent interim period through October 22, 2004, there were no disagreements with WW-PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of WW-PC, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         There were no other "reportable events" as that term is described in
Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period ending October 22, 2004.

         During our two most recent fiscal years and through October 22, 2004, the date prior to the engagement of Hein, neither we nor anyone on our behalf consulted Hein regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.


ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our executive officers and directors are:

      NAME                             AGE     POSITION
      Marc E. Bruner                    31     President and Director
      Carmen Lotito                     60     Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Director
      Cecil D. Gritz                    61     Chief Operating Officer and
                                               Director
      Richard E. Kurtenbach             49     Vice President - Administration
                                               and Controller
      Gerri Baratz                      54     Secretary
      Nathan C. Collins                 69     Director
      Dr. James M. Edwards              58     Director
      Robert Thomas Fetters, Jr.        64     Director
      Thomas W. Rollins                 72     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

MARC E. BRUNER, PRESIDENT AND DIRECTOR

         Marc E. Bruner became our President and director upon the acquisition of Dolphin in November 2002. He has served as president of Dolphin since June 2002. From September 1999 to June 2002], he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm. From January 1999 to September 1999, Mr. Bruner did miscellaneous consulting work. He was a senior account executive for J.B. Oxford & Co., a national securities firm, from February 1997 to January 1999; and an account executive for GKN Securities, Boca Raton, Florida, from June 1996 to November 1996. Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame. Mr. Bruner devotes all of his working time to the business of the company.

CARMEN LOTITO, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

         Carmen Lotito became our Chief Financial Officer, Treasurer and director upon the acquisition of Dolphin in November 2002. He became our Executive Vice President in August 2004. He has been a director and the chairman of the audit and compensation committees of Gasco Energy, Inc., a publicly-traded natural gas and petroleum exploitation and development company based in Englewood, Colorado, since April 2001. He served as vice president, chief financial officer and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. From July 1998 to October 1999, Mr. Lotito served as director of marketing and business development for Impact Web Development, Salt Lake City, Utah. Prior to joining Coriko, Mr. Lotito was self-employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California. Mr. Lotito is the stepfather of Marc E. Bruner. Mr. Lotito devotes all of his working time to the business of the company.

CECIL D. GRITZ, CHIEF OPERATING OFFICER AND DIRECTOR

         Cecil D. Gritz became a director upon the acquisition of Dolphin in November 2002 and became our chief operating officer in October 2003. He has worked in the oil and gas industry for more than three decades and holds an advanced degree in petroleum engineering and is a graduate of the Colorado School of Mines. Mr. Gritz worked as an engineer in various capacities for Shell Oil Company from June 1966 to August 1973. After leaving Shell Oil Company, he worked as a drilling and production manager, president of a drilling company, and petroleum engineer for companies in Denver, Colorado. He was the vice president of engineering and operations for Vista Resources,

Inc., Denver, Colorado, from July 1977 to September 1982, and the drilling and production manager for Trend Exploration Limited, Denver, Colorado, from September 1982 to September 1986. As an in-house full-time consultant, he provided services as a petroleum engineer and project manager for David Schlachter Oil & Gas, an independent oil and gas company based in Dallas, Texas, from September 1986 to March 1988. He was vice president of operations for Dantex Oil & Gas, Inc., Dallas, Texas, from March 1988 to August 1993. Mr. Gritz has been a manager and consulting petroleum engineer for Harbor Petroleum, LLC in Granbury, Texas, since August 1993. He is a 50% owner of that company. Mr. Gritz devotes all of his working time to the business of the company.

RICHARD E. KURTENBACH, VICE PRESIDENT - ADMINISTRATION AND CONTROLLER

         Richard E. Kurtenbach became our Vice President - Administration and Controller in April 2004, after having worked for us on a part-time basis since January 2004. He has over 25 years of experience in domestic and international oil and gas operations and auditing. From May 2003 to January 2004, he was an accounting supervisor with respect to the Powder River business unit for Marathon Oil Company, with responsibility for the preparation and analytical review of monthly and quarterly financial statements for local management and corporate consolidation purposes. He was the finance and administration manager for Hilton Petroleum, Inc./STB Energy, Inc. from March 1998 to January 2001. He provided management of all financial, administrative and accounting functions for these companies that were U.S. subsidiaries of a Canadian publicly traded company. Between his employment with Marathon Oil and Hilton/STB, he was self-employed as a financial, accounting, auditing, tax, and administrative consultant. Mr. Kurtenbach received a bachelor of science degree in accounting from Illinois State University and is licensed as a certified public accountant in Illinois and Colorado (inactive status).

GERRI BARATZ, SECRETARY

         Gerri Baratz became our Secretary in January 2004. She joined Dolphin as an administrative assistant in August 2003. From February 1992 to September 2002, she served as an administrative assistant and office manager for VALIC, a company in Miami, Florida, that provided school, hospital, and government employees with a range of financial services, including various savings plans, IRAs, mutual funds, life insurance, long-term care insurance, and short-term disability insurance. After leaving VALIC, Ms. Baratz took a few months off. She then worked for two temporary services agencies in Miami, Florida, from December 2002 to August 2003. Ms. Baratz devotes all of her working time to the business of the company.

NATHAN C. COLLINS, DIRECTOR

         Nathan C. Collins became a director in April 2004. He has served as a director of First State Bank of Flagstaff, Arizona, since September 1998. Mr. Collins retired in 2003 after a long career in banking. Most recently, he served as president and CEO of Bank of the Southwest from February 2002 to September 2003, a community bank in Tempe, Arizona. From September 1999 to February 2002, he was the president of Nordstrom fsb in Scottsdale, Arizona. Nordstrom fsb, a wholly-owned subsidiary of Nordstrom, Inc., issues Nordstrom branded credit and debit cards, offers checking account and other financial services to Nordstrom customers, and provides related services and support for a number of other Nordstrom activities. His banking career spans 39 years, including serving as executive vice president, chief lending officer, and chief audit officer of Valley National Bank of Arizona, where he served from August 1964 to September 1987.

DR. JAMES M. EDWARDS, DIRECTOR

         Dr. James M. Edwards became a director upon the acquisition of Dolphin in November 2002. He has been actively involved in international oil and gas exploration and exploitation for more than 27 years. He has participated in oil and gas discoveries in Australia, Columbia, Equatorial Guinea, France, Norway, Trinidad, Thailand, the United Kingdom, and the United States. Dr. Edwards previously worked as chief geologist for Triton Energy Corporation. While with Triton, he participated in the discovery efforts of the Cusiana/Cupiagua Field Complex, Columbia. Since June 1991, he has been the president of Equinox Energy Corp., an oil and gas consulting company located in Dallas, Texas. Dr. Edwards holds advanced degrees in geology, including a Master of Science from the University of Georgia and a Ph.D. from Rice University. Mr. Edwards devotes approximately 25 hours per month to the business of the company.

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

THOMAS W. ROLLINS, DIRECTOR

         Thomas W. Rollins became a director in March 2004. He has been the chief executive officer of Rollins Resources, his natural gas and oil consulting firm in Houston, Texas, since 1985. He has also been a director of Remington Oil and Gas Corporation, a publicly-traded company headquartered in Dallas, Texas, since July 1996 and a member of the executive committee of its board of directors. Mr. Rollins previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company, and Felmont Oil Corporation. In 1953, he received his degree in geological engineering and is a distinguished graduate medallist from the Colorado School of Mines. He is a member of the American Association of Petroleum Geologists and the American Petroleum Institute.

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

         Marc A. Bruner serves as Chairman of our Advisory Committee. He has served as the Chairman of the Board of Directors of Gasco Energy, Inc., a publicly-held oil and gas exploration company, since February 2001. From January 1996 to January 1999, Mr. Bruner was founding Chairman of the Board of Ultra Petroleum. Both Gasco and Ultra are listed on the American Stock Exchange. Ultra's business is focused on tight sand development in the Green River Basin of Wyoming. In late 1997, Mr. Bruner co-founded Pennaco Energy, Inc., a coal bed methane company that had land holdings in the Powder River Basin. Pennaco was acquired in March 2001 by Marathon Oil Company. In 1996, Mr. Bruner co-founded RIS Resources International, a natural gas company, and served as a director until late 1997. Marc A. Bruner is the father of Marc E. Bruner. Mr. Bruner currently devotes approximately 20 hours per week to the business of the company. We pay for his services through a consulting agreement with his company, Resource Venture Management.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors has formed an Audit Committee, a Compensation Committee, and an Executive Committee.

         The Audit Committee currently consists of Messrs. Collins, Edwards and Fetters, all of whom are independent under the definition of independence used in the NASD listing standards. Mr. Collins serves as the chairman of the Audit Committee. The board of directors has determined that Mr. Collins is an audit committee financial expert with the meaning set forth in the rules and regulations under the Securities Exchange Act of 1934.

         The Compensation Committee currently consists of Messrs., Edwards, Rollins, and Collins. The Compensation Committee is responsible for administering and granting awards under all equity incentive plans; reviewing the compensation of the our chief executive officer and recommendations of the chief executive officer as to appropriate compensation for the other executive officers and key personnel; and examining periodically the company's general compensation structure.

         The Nominating Committee currently consists of Messrs. Edwards, Rollins, and Fetters. This Committee assists the board in identifying qualified individuals to become directors, recommends to the board qualified director nominees for election at the stockholders' annual meeting, determines membership on the board committees, recommends a set of Corporate Governance Guidelines, oversees annual self-evaluations by the board and self-evaluates itself annually, and reports annually to the board on the chief executive officer succession plan.

         The Executive Committee currently consists of Messrs. Bruner, Edwards, and Fetters. The principal responsibility of the Executive Committee is to aid and assist our management in the day-to-day operations of the company. The purpose of the Executive Committee in particular, is to act on behalf of the board of directors, subject to certain limitations, when it is not feasible to call and convene a full board meeting.

DIRECTOR NOMINATION PROCESS

         Security holders may recommend nominees to our board of directors by submitting such recommendations no later than 120 days before the one-year anniversary of the date on which the proxy statement related to the most recent annual meeting was first mailed to security holders, to the attention of our chief executive officer at our corporate headquarters. The Nominating Committee charter specifies that it shall treat recommendations for director that are received from the company's security holders equally with recommendations received from any other source, so long as such recommendations are submitted as described in this paragraph.

CODE OF ETHICS

         We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The text of this code is posted on our Internet website at WWW.GALAXYENERGY.COM. In the event that an amendment to, or a waiver from, a provision of this code is necessary, we intend to post such information on its website.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended November 30, 2004, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------
REPORTING PERSON                   DATE REPORT DUE            DATE REPORT FILED
--------------------------------------------------------------------------------
James Edwards                         03/02/2004                 03/22/2004
--------------------------------------------------------------------------------
Gerri Baratz                          04/08/2004                 04/20/2004
--------------------------------------------------------------------------------
Carmen Lotito                         04/08/2004                 04/20/2004
--------------------------------------------------------------------------------
Cecil Gritz                           04/08/2004                 04/20/2004
--------------------------------------------------------------------------------
Marc E. Bruner                        04/08/2004                 04/21/2004
--------------------------------------------------------------------------------
Richard Kurtenbach                    04/08/2004                 04/23/2004
--------------------------------------------------------------------------------
Marc A. Bruner                        05/28/2004                 02/03/2005
--------------------------------------------------------------------------------
James Edwards                         08/16/2004                 08/17/2004
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers and each of our next highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered during the years ended November 30, 2004, 2003, and 2002.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                   ------------------------------------
                            ANNUAL COMPENASTION                             AWARDS             PAYOUTS
                   ---------------------------------------------   ------------------------------------
                                                        OTHER      RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP     ALL OTHER
    PRINCIPAL                                          COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS   COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)       TION($)
--------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner     2004     $108,000        -0-          -0-          -0-      750,000 (2)<F2>  -0-          -0-
 President (1)<F1>  2003      $72,000        -0-          -0-          -0-          -0-          -0-          -0
                    2002      $47,000        -0-          -0-          -0-          -0-          -0-          -0-
--------------------------------------------------------------------------------------------------------------
  Cecil Gritz,      2004     $104,450        -0-          -0-          -0-      625,000 (2)<F2>  -0-          -0-
 Chief Operating
     Officer
--------------------------------------------------------------------------------------------------------------
   Gregory C.       2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
     Burnett
  President (3)<F3>
--------------------------------------------------------------------------------------------------------------
----------------

(1)<F1> Mr. Bruner has been the President since November 13, 2002. The salary shown above includes consulting fees paid to Mr. Bruner.
(2)<F2> These stock options vest in equal amounts quarterly over a five-year period.
(3)<F3>  Mr. Burnett was the President from December 17, 1999 to November 13,
         2002.


         The following table sets forth information with respect to all stock options granted during the year ended November 30, 2004 to the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR OPTION
                                                                                                 TERM (1)<F1>
---------------------------------------------------------------------------------------------------------------------
                                    PERCENTAGE OF
                      NUMBER OF         TOTAL
                     SECURITIES      OPTIONS/SARS
                     UNDERLYING       GRANTED TO      EXERCISE OR
                    OPTIONS/SARS     EMPLOYEES IN     BASE PRICE
      NAME           GRANTED (#)     FISCAL YEAR        ($/SH)       EXPIRATION DATE      5% ($)          10% ($)
---------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner        750,000          25.3%            $2.64          4/6/2014      $1,245,211.36    $3,155,610.07
---------------------------------------------------------------------------------------------------------------------
   Cecil Gritz         625,000          21.1%            $2.64          4/6/2014       $707,676.13     $2,299,675.06
---------------------------------------------------------------------------------------------------------------------

(1)<F1> Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the common stock appreciates in value at 5% and 10% annualized rates from the date of grant to the expiration date of the option. No gain to an executive officer is possible without an appreciation in common stock value, which will benefit all holders of common stock. The actual value an executive officer may receive depends on market prices for the common stock, and there can be no assurance that the amounts reflected will actually be realized.

         No options have been exercised by any of our executive officers.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                                       OPTIONS/SARS AT FY-END        OPTIONS/SARS AT
                          SHARES ACQUIRED ON                                     (#)                     FY-END ($)
         NAME                EXERCISE ($)        VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
    Marc E. Bruner                -0-                   -0-               112,500/637,500             -0-/-0-
--------------------------------------------------------------------------------------------------------------------------
      Cecil Gritz                 -0-                   -0-               93,750/531,250              -0-/-0-
--------------------------------------------------------------------------------------------------------------------------

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

         From April 1, 2003 through February 29, 2004, we paid our two outside directors a stipend of $1,500 per month. On May 15, 2003, we also granted each of them options to purchase 60,000 shares at $1.00 per share, exercisable through May 15, 2013. One-third of these options vests each year beginning May 15, 2004.

         Beginning March 1, 2004, we pay our outside directors $2,500 per month, plus an additional $500 per month for each committee on which they serve. Outside directors were also granted 60,000 stock options, which vested immediately and are exercisable through March 2, 2014 at $3.51 per share. Each January 1, beginning January 1, 2005, we will grant our outside directors options to purchase 60,000 shares of common stock, which shall vest immediately and be exercisable for ten years at the market price as of date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, the Compensation Committee of the board was comprised of three directors, Messrs. Edwards, Rollins and Collins. None of these directors is or was an officer of the company or any of its subsidiaries at any time now or in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE COMPANY

         The Compensation Committee of the board of directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for our executive officers. The Compensation Committee for the year ended November 30, 2004 was composed of Messrs. Edwards, Rollins, and Collins none of whom is employed by the company or any of its subsidiaries. The Compensation Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options. The Compensation Committee's compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the company. The current executive compensation consists of base salary, potential cash bonus awards and long-term incentive opportunities in the form of stock options. Although the Compensation Committee has not adopted a formal compensation plan, executive compensation is reviewed by the Compensation Committee and is set for individual executive officers based on subjective evaluations of each individual's performance, the company's performance, and a comparison to salary ranges for similar positions in other companies within the oil and gas industry. The goal of the Compensation Committee is to ensure that the company retains qualified executives and whose financial interests are aligned with those of the shareholders.

         BASE SALARIES. The base salary for each executive officer is determined based on the individual's performance, industry experience and the compensation levels of industry competitors. The Compensation Committee reviews various surveys and publicly filed documents to determine comparable salary levels within the industry.

         POTENTIAL CASH BONUS AWARDS. The Compensation Committee does not currently have a formal cash bonus plan. Cash bonuses may be awarded from time to time for exceptional effort and performance. The Compensation Committee considers the achievements of the company to determine the level of the cash bonus, if any, to be awarded. The Compensation Committee focuses the earnings of the company, the return on stockholders' equity, the growth in proved oil and gas reserves and the successful completion of specific projects of the company to determine the level of bonus awards, if any.

         STOCK OPTIONS. The Compensation Committee utilizes stock option awards as a method of aligning the executives' interests with those of the stockholders by giving the key employees a direct stake in the performance of the company. The Compensation Committee uses the same criteria described above to determine the level of stock option awards. During fiscal 2004, 3,500,000 common stock options were granted to the company's employees, consultants and directors, 60,000 of which were relinquished in April 2004. During fiscal 2003, 120,000 common stock options were granted to the company's directors, 60,000 of which were relinquished in April 2004. There were no common stock options granted to the executive officers during the year ended November 30, 2003.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. During the year ended November 30, 2004, Marc E. Bruner, President and Chief Executive Officer received total compensation of $108,000 in salary and no cash bonus. The Compensation Committee considered the factors described above to determine that the compensation paid to Mr. Bruner during 2004 was appropriate. The foregoing report is made by the Compensation Committee of the company's board of directors.

PERFORMANCE CHART

         The following chart shows the changes in the value of $100, over the period of December 2001, when the company began trading, until November 30, 2004, invested in: (1) Galaxy Energy Corporation; (2) the NASDAQ Market Index; and (3) a peer group consisting of all the publicly-held companies within SIC code 1311, Crude Petroleum and Natural Gas, consisting of approximately 190 companies. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on December 1, 2001 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of the our common stock.



                                [GRAPHIC OMITTED]



--------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                         11/30/2002    11/30/2003     11/30/2004
--------------------------------------------------------------------------------
GALAXY ENERGY CORP.                       $100.00       $199.13        $122.61
--------------------------------------------------------------------------------
S&P 500  OIL & GAS EXPLOR. & PROD.        $100.00       $143.91        $178.16
--------------------------------------------------------------------------------
NASDAQ COMPOSITE                          $100.00       $132.56        $141.79
--------------------------------------------------------------------------------
 Source: CTA Public Relations www.ctapr.com (303) 665-4200. Data from BRIDGE Information Systems, Inc.

STOCK OPTION PLAN

         Our stockholders adopted a 2003 Stock Option Plan in May 2003, under which options to purchase up to 3,500,000 shares of common stock may be granted. In October 2004, our stockholders approved an amendment to the plan that increased the aggregate number of shares of common stock authorized for issuance under the plan to 6,500,000. The plan provides for the granting of incentive stock options to our employees and non-statutory options to our employees, advisors and consultants. The compensation committee of our board of directors administers the plan. The maximum aggregate number of common shares underlying all options to be granted to any one person may not exceed 60% of authorized options.

         The committee determines the exercise price for each option at the time the option is granted. The exercise price for shares under an incentive stock option may not be less than 100% of the fair market value of the common stock on the date such option is granted. The fair market value price is the closing price per share on the date the option is granted. The committee also determines when options become exercisable. The plan permits payment to be made by cash, check, broker assisted same day sales, and by delivery of other shares of our stock which optionees have owned for six (6) months or more as of the exercise date. The term of an option may be no more than ten (10) years from the date of grant. No option may be exercised after the expiration of its term.

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

         Options granted under the plan are not transferable other than by will or the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee, except that a non-statutory stock option may be transferred to a family member or trust for the benefit of a family member if the committee's prior written consent is obtained.

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

         In the event of a merger in which our shareholders immediately before the merger own 50% or more of the issued and outstanding shares of stock of the resulting entity after the merger, then existing options shall automatically convert into options to receive stock of the resulting entity. Unless otherwise expressly provided in any option, the committee in its sole discretion may cancel, effective upon the date of the consummation of any change of control, any option that remains unexercised on such date.

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

         As of November 30, 2004, options to purchase 3,500,000 shares were outstanding at an average exercise price of $2.37 per share and 3,000,000 shares were available for future grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the our common stock, as of March 8, 2005:


                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            BENEFICIAL OWNERSHIP             PERCENT OF CLASS (2)<F2>

Marc A. Bruner                                          12,522,354 (3)<F3>(4)<F4>               20.4%
29 Blauenweg
Metzerlen, Switzerland 4116

Resource Venture Management                              5,222,729 (4)<F4>                       8.5%
29 Blauenweg
Metzerlen, Switzerland 4116

Bruner Group, LLP                                        4,500,000 (4)<F4>                       7.4%
1775 Sherman Street #1375
Denver, Colorado 80203

Marc E. Bruner                                           1,697,500 (4)<F4>(5)<F5>                2.8%

Carmen Lotito                                            1,135,000 (4)<F4>(6)<F6>                1.9%

Cecil D. Gritz                                             166,250 (7)<F7>                        *

Dr. James Edwards                                          140,000 (8)<F8>                        *

Robert Thomas Fetters, Jr.                                 120,000 (9)<F9>                        *

Thomas W. Rollins                                          120,000 (9)<F9>                        *

Nathan C. Collins                                          120,000 (9)<F9>                        *

Richard E. Kurtenbach                                      101,250 (10)<F10>                      *

Gerri Baratz                                                33,750 (11)<F11>                      *

All officers and directors as a group  (9 persons)       3,633,750 (12)<F12>                     5.8%

*less than one percent (1%)
--------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 61,186,374 shares of Common Stock outstanding as of March 8, 2005. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 8, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Included in Mr. Bruner's share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP. Mr. Bruner is a control person of both these entities. Also included in Mr. Bruner's share ownership are 203,390 shares issuable upon exercise of warrants.



(4)<F4> This shareholder has signed a lock-up agreement restricting the sale or transfer of one-half of the shares owned until September 24, 2004 and the remaining half until March 24, 2005.

(5)<F5>  Includes 197,500 shares issuable upon exercise of stock options.

(6)<F6>  Includes 135,000 shares issuable upon exercise of stock options.

(7)<F7>  Includes 166,250 shares issuable upon exercise of stock options.

(8)<F8>  Includes 140,000 shares issuable upon exercise of stock options.

(9)<F9>  Includes 120,000 shares issuable upon exercise of stock options.

(10)<F10>Includes 101,250 shares issuable upon exercise of stock options.

(11)<F11>Includes 33,750 shares issuable upon exercise of stock options.

(12)<F12>Includes 1,133,750 shares issuable upon exercise of stock options.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         At November 30, 2004, our equity compensation plans were as follows:

--------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
--------------------------------------------------------------------------------------------------------------------

  Equity compensation plans              3,500,000                      $2.37                      3,000,000
 approved by security holders
--------------------------------------------------------------------------------------------------------------------

Equity compensation plans not               -0-                          --                           -0-
 approved by security holders
--------------------------------------------------------------------------------------------------------------------

            Total                        3,500,000                      $2.37                      3,000,000
--------------------------------------------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         MARC A. BRUNER/RESOURCE VENTURE MANAGEMENT. Marc A. Bruner is one of our principal shareholders, one of the founders of Dolphin, and the father of Marc E. Bruner, who serves as our president and a director. We utilize the services of Marc A. Bruner as a consultant and pay for his services through his company, Resource Venture Management. The nature of his ongoing consulting services is such that we have identified him as Chairman of our Advisory Committee. During the fiscal year ended November 30, 2002, we agreed to pay Resource Venture Management a total of $692,500 for monthly management fees of $162,000 through November 30, 2002, for finding oil and gas projects ($300,000), and for reimbursement of costs and expenses ($230,500). We paid $259,296 in cash and issued 4,000,000 shares of our common stock valued at $200,000, leaving $233,204 due at November 30, 2002.

At February 28, 2003, Resource Venture Management agreed to convert its outstanding debt of $233,204, into 233,204 shares of our common stock, valued at $1.00 per share.

         From June 2002 through September 2003 we paid Resource Venture Management $30,000 per month to provide consulting services. Beginning October 1, 2003, we and Resource Venture Management agreed to a reduced fee of $10,000 per month. Such consulting services include service as Chairman of the Advisory Committee. During the year ended November 30, 2003, consulting fees of $320,000 were incurred and $90,000 of such fees were paid through the issuance of 90,000 shares of common stock valued at $1.00 per share. We subsequently agreed to pay Resource Venture Management additional expenses of $77,500 during the year ended November 30, 2003, of which $42,500 was included in accounts payable at November 30, 2003. Resource Venture Management currently has only one employee, Marc A. Bruner. During the year ended November 30, 2004, we incurred management fees of $120,000 and other costs and expenses of $79,929 with Resource Venture Management, of which $37,826 remained outstanding at November 30, 2004.

         At November 30, 2003 and 2004, we also owed Marc A. Bruner $19,500 for amounts advanced to Pannonian International prior to its acquisition by us. Upon our acquisition of Pannonian, we assumed this obligation.

         On March 2, 2005, Dolphin deposited $7,000,000 in escrow as a condition precedent to an agreement to acquire an initial 58-1/3% working interest in 4,000 net undeveloped mineral acres in the Piceance Basin in Colorado. The terms of the acquisition are set forth in a Lease Acquisition and Development Agreement with Apollo Energy LLC and ATEC Energy Ventures, LLC, the Sellers. The Sellers were not willing to enter into the Agreement with Dolphin without having some agreement regarding the remaining 41-2/3% working interest in the subject properties. Since our management and advisers had previously decided that our maximum commitment should not exceed that provided in the Agreement, it was necessary to find a third party to take the remaining working interest, and Marc
A. Bruner was willing to provide a guaranteed payment of $2,000,000 to the Sellers and enter into an agreement with the Sellers to acquire a 16-1/3% working interest for such $2,000,000 with the option to acquire up to all of the then remaining 25% working interest in the subject properties by investing an additional $3,000,000. If Mr. Bruner invests the entire $5,000,000, his total working interest in the properties will be 41-2/3%. Mr. Bruner and Dolphin entered into a Participation Agreement to address certain rights and obligations as between them, pertaining to their acquisition agreements with the Sellers.

         Under the Participation Agreement, Marc A. Bruner has the right, but not the obligation to deposit up to an additional $25,000,000 into escrow on or before August 1, 2005, while Dolphin has the right, but not the obligation, to deposit up to an additional $3,000,000 into escrow on or before December 1, 2005. Dolphin and Mr. Bruner have agreed that their respective ownership interests shall be based upon the amounts deposited into escrow and used to acquire the leases. Therefore, if both Dolphin and Mr. Bruner contribute their maximum amounts, their ownership interests in the leases will be Dolphin 25% and Bruner 75%.

         Under the acquisition agreements with the Sellers, Dolphin and Mr. Bruner are obligated to drill one well by November 1, 2005 and 9 additional wells by August 22, 2006. If they should fail to drill any of the 9 wells, they are obligated to pay Sellers $500,000 for each well as liquidated damages or they are to reassign to Sellers any of the acreage covered by the leases that remains undrilled.

         Dolphin and Mr. Bruner have agreed that each shall be responsible for its/his respective share of the cost of operations in accordance with the terms of the operating agreement, with such share based on the ownership interest at the time the cost is incurred.

         Dolphin and Mr. Bruner have also agreed that for the first 36 months of operations under the operating agreement, Bruner shall assign all of his rights and obligations as operator, such that Dolphin shall be the contract operator or sub-operator under the operating agreement, and that Dolphin shall be entitled to a management fee of 10% of its costs as operator.

         CRUSADER RESOURCES, LLC/MARC A. BRUNER. Our agreement with Horizon Exploitation, Inc., which expired January 15, 2004, identified Crusader Resources, LLC, as the contract operator for the drilling of any wells under the agreement. Crusader Resources, LLC is a Colorado limited liability company of which Brian Hughes and

Marc A. Bruner were the only members at the time of the agreement. Mr. Bruner has since transferred his interest in Crusader Resources, LLC to Brian Hughes, who is also the manager of Crusader Resources.

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

         Crusader Resources, based in Denver, Colorado and organized in May 2002, was recommended to Horizon Exploitation because of the extensive drilling experience of Brian Hughes in the Powder River Basin area. While Crusader Resources has no clients and has not served as a contract operator, Mr. Hughes has drilled over 1,500 wells in that area. We have retained Brian Hughes to serve as a member of our Advisory Committee, and have completed a strategic consulting agreement with him. The term of the agreement is from April 1, 2004 to January 31, 2007 and is automatically extended for additional one-year terms unless we elect to terminate the agreement. We have agreed to pay Mr. Hughes a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled in the Powder River Basin in Wyoming and Montana, which is drilled on either undrilled properties we owned at April 1, 2004 or subsequently acquired undrilled properties. The location fee is multiplied by our working interest in the well. In addition, we have agreed to pay Mr. Hughes an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%. For the fiscal year ended November 30, 2003, we reimbursed Brian Hughes $25,000, for expenses incurred on our behalf. For the year ended November 30, 2004, we incurred consulting and location fees of $590,000 under the terms of the agreement..

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

         At November 30, 2004 and 2003, we, through Pannonian International, owed Thomas G. Fails and his company $46,839 and $139,843, respectively, for amounts paid by him for the benefit of Pannonian International and/or advanced to Pannonian. Pannonian International shares office space with Mr. Fails and is charged a proportionate share of the office rent and other expenses.

         HARBOR PETROLEUM, LLC AND FLORIDA ENERGY, INC. From May 2002 through the present, Dolphin has advanced funds to Harbor Petroleum, LLC for the purposes of acquiring oil, gas and mineral interest leases in Rusk and Nacogdoches Counties, Texas. Harbor Petroleum is 50%-owned and managed by Cecil Gritz, our chief operating officer and one of our directors. During the years ended November 30, 2004, 2003 and 2002, we incurred total costs with Harbor Petroleum of $266,403, $344,294 and $355,817, respectively. Of those amounts, $130,886 in 2004, $254,084 in 2003 and $266,617 in 2002 were for reimbursement of costs incurred by Harbor to acquire oil and gas leases and other costs, and $135,517 in 2004, $90,210 in 2003 and $89,200 in 2002 represented consulting fees and expenses from Harbor.

         As of November 30, 2004, leases covering approximately 2,780 acres had been acquired. No additional leases have been acquired since November 30, 2004. While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases have been assigned to Dolphin. Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner, our president.

         By an agreement dated March 6, 2003, Dolphin acknowledged that it was responsible for payment of all of the acquisition costs and maintenance costs of the leases. Dolphin owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy.

However, with respect to 400 contiguous acres designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin has agreed to pay Florida Energy a bonus of $50,000 for identifying this lease play. This bonus obligation was evidenced by a promissory note due March 7, 2004 that bore interest at the annual rate of 7-1/2%. Accrued interest at November 30, 2003 on this note was $2,742. We paid this note on March 8, 2004.

         During the fiscal years ended November 30, 2004 and 2003 we paid Harbor $104,450 and $13,900 in compensation for Mr. Gritz's services as our chief operating officer. The Company also paid living expenses of $24,348 directly to third parties for the benefit of the chief operating officer during the year ended November 30, 2004. At November 30, 2003, $4,375 was owed to Harbor for Mr. Gritz's services and expense reimbursement.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         On October 22, 2004, we dismissed Wheeler Wasoff, P.C. ("WW-PC") as our independent public accountants. WW-PC had audited our financial statements for the fiscal years ended November 30, 2002 and 2003. On October 23, 2004, we engaged Hein & Associates LLP ("Hein") to serve as our independent public accountants for the fiscal year ending November 30, 2004.

AUDIT FEES

         For the fiscal year ended November 30, 2004, Hein is expected to bill approximately $75,000 for the audit of our annual financial statements. For the fiscal year ended November 30, 2004, WW-PC billed $13,400 for the review of our Form 10-QSB filings. For the fiscal year ended November 30, 2003, WW-PC billed $52,141 for the audit of our annual financial statements and review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal year ended November 30, 2003, WW-PC billed $9,273 for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         For the fiscal years ended November 30, 2004 and 2003, WW-PC billed $10,533 and $13,793, respectively, in connection with the review of our registration statements on Form SB-2, review of our current reports on Form 8-K, and review of our private placement documentation.


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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

The following documents are either filed herewith or incorporated herein by reference:

The audited consolidated financial statements of Galaxy Energy Corporation and subsidiaries as of November 30, 2004 and 2003 and for each of the three years in the period ended November 30, 2004, and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in Item 8.

FINANCIAL STATEMENT SCHEDULES:

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

EXHIBITS:

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
   2.1 Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
--------------------------------------------------------------------------------
   2.2         Share Exchange Agreement by and between Galaxy Investments, Inc.
               and Pannonian International, Ltd. (2)
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation (3)
--------------------------------------------------------------------------------
   3.2         Articles of Amendment to Articles of Incorporation (4)(17)
--------------------------------------------------------------------------------
   3.3         Bylaws (3)
--------------------------------------------------------------------------------
  10.1         Escrow Instructions and Agreement dated as of August 28, 2002 (5)
--------------------------------------------------------------------------------
  10.2 Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)
--------------------------------------------------------------------------------
  10.3 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (5)
--------------------------------------------------------------------------------
  10.4         2003 Stock Option Plan (4)
--------------------------------------------------------------------------------
  10.5 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
--------------------------------------------------------------------------------
  10.6 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.7 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
--------------------------------------------------------------------------------
  10.8 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (8)
--------------------------------------------------------------------------------
  10.9 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
--------------------------------------------------------------------------------
  10.10        Form of 7% Secured Convertible Debenture due September 24, 2005
               (8)
--------------------------------------------------------------------------------
  10.11        Form of Common Stock Purchase Warrant Exercisable at $0.71 per
               Share (8)
--------------------------------------------------------------------------------
  10.12        Form of Common Stock Purchase Warrant Exercisable at $0.83 per
               Share (8)
--------------------------------------------------------------------------------
  10.13 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
--------------------------------------------------------------------------------
  10.14 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
--------------------------------------------------------------------------------
  10.15 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
--------------------------------------------------------------------------------
  10.16 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
--------------------------------------------------------------------------------
  10.17 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (10)
--------------------------------------------------------------------------------
  10.18        Form of Common Stock Purchase Warrant Exercisable at $2.71 per
               Share (10)
--------------------------------------------------------------------------------
  10.19 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (11)
--------------------------------------------------------------------------------
  10.20 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (11)
--------------------------------------------------------------------------------
  10.21 Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (11)
--------------------------------------------------------------------------------
  10.22 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (12)
--------------------------------------------------------------------------------
  10.23 Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy Energy Corporation and the Purchaser named therein (13)
--------------------------------------------------------------------------------
  10.24        Form of Common Stock Purchase Warrant Exercisable at $4.05 per
               Share (13)
--------------------------------------------------------------------------------
  10.25 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (14)
--------------------------------------------------------------------------------
  10.26 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (15)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.27        Form of Initial Note (15)
--------------------------------------------------------------------------------
  10.28        Form of Conditional Note (15)
--------------------------------------------------------------------------------
  10.29        Form of Common Stock Purchase Warrant (15)
--------------------------------------------------------------------------------
  10.30        Registration Rights Agreement dated August 19, 2004 between
               Galaxy Energy Corporation and the Buyers named therein (15)
--------------------------------------------------------------------------------
  10.31        Security Agreement dated August 19, 2004 among Galaxy Energy
               Corporation, Dolphin Energy Corporation, and Pannonian
               International, Ltd. and Promethean Asset Management L.L.C. a
               Delaware limited liability company, in its capacity as collateral agent for the Lender (15)
--------------------------------------------------------------------------------
  10.32        Guaranty dated August 19, 2004 by Dolphin Energy Corporation and
               Pannonian International, Ltd. in favor of Promethean Asset
               Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (15)
--------------------------------------------------------------------------------
  10.33        Form of Mortgage (15)
--------------------------------------------------------------------------------
  10.34        Purchase and Sale Agreement by and among Tower Colombia
               Corporation, North Finn, LLC and American Oil & Gas, Inc., as
               Sellers and Dolphin Energy Corporation, as Buyer dated July 15,
               2004 (16)
--------------------------------------------------------------------------------
  10.35        Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc. (18)
--------------------------------------------------------------------------------
  10.36        Lease Acquisition and Development Agreement between Dolphin
               Energy Corporation (Buyer/Operator) and Apollo Energy LLC and
               ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February
               22, 2005 (19)
--------------------------------------------------------------------------------
  10.37        Participation Agreement between Dolphin Energy Corporation and
               Marc A. Bruner dated February 23, 2005 (19)
--------------------------------------------------------------------------------
  10.38        Securities Purchase Agreement dated August 19, 2004 between
               Galaxy Energy Corporation and the Buyers named therein (19)
--------------------------------------------------------------------------------
  10.39        Form of Note (19)
--------------------------------------------------------------------------------
  10.40        Form of Common Stock Purchase Warrant (19)
--------------------------------------------------------------------------------
  10.41        Registration Rights Agreement dated March 1, 2005 between Galaxy
               Energy Corporation and the Buyers named therein (19)
--------------------------------------------------------------------------------
  10.42        Subordination Agreement (19)
--------------------------------------------------------------------------------
  16.1         Letter from Wheeler Wasoff, P.C. (17)
--------------------------------------------------------------------------------
   21          Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 13, 2002, filed December 6, 2002, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
(9) Incorporated by reference to the exhibits to the registrant's initial filing of its registration statement on Form SB-2, file number 333-110053, on October 29, 2003.
(10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
(12) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(13) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.
(14) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(15) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(16) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(17) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(18) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.
(19) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GALAXY ENERGY CORPORATION



Date:  March 15, 2005                  By:   /s/ MARC E. BRUNER
                                          --------------------------------------
                                              Marc E. Bruner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                          DATE


                                         President and Director (Principal Executive
/s/ MARC E. BRUNER                       Officer)                                       March 15, 2005
----------------------------------
Marc E. Bruner
                                         Executive Vice President, Chief Financial
                                         Officer, Treasurer and Director (Principal
/s/ CARMEN J. LOTITO                     Financial Officer)                             March 15, 2005
----------------------------------
Carmen J. Lotito


                                         Vice President - Administration and
/s/ RICHARD E. KURTENBACH                Controller (Principal Accounting Officer)      March 15, 2005
----------------------------------
Richard E. Kurtenbach


/s/ NATHAN C. COLLINS                    Director                                       March 15, 2005
----------------------------------
Nathan C. Collins


                                         Director
----------------------------------
Dr. James M. Edwards


/s/ ROBERT THOMAS FETTERS, JR.           Director                                       March 15, 2005
----------------------------------
Robert Thomas Fetters, Jr.


/s/ CECIL D. GRITZ                       Director                                       March 15, 2005
----------------------------------
Cecil D. Gritz



----------------------------------
Thomas W. Rollins                        Director





                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








Reports of Independent Registered Public Accounting Firms              F-2 - F-3

Consolidated Balance Sheets
   November 30, 2004 and 2003                                                F-4

Consolidated Statements of Operations
   Years ended November 30, 2004 and 2003, Period from Inception
   (June 18, 2002) to November 30, 2002, and Cumulative Amounts
   from Inception to November 30, 2004                                       F-5

Consolidated Statement of Stockholders' Equity
   Period from Inception (June 18, 2002) to November 30, 2002, and
   Years ended November 30, 2004 and 2003                              F-6 - F-7

Consolidated Statements of Cash Flows
   Years ended November 30, 2004 and 2003, Period from Inception
   (June 18, 2002) to November 30, 2002, and Cumulative Amounts
   from Inception to November 30, 2004                                 F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Galaxy Energy Corporation
Denver, CO

We have audited the consolidated balance sheet of Galaxy Energy Corporation and subsidiaries (the "Company"), a development stage company, as of November 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for year ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The financial statements of the Company as of November 30, 2003 and for the year then ended, and the period from inception (June 18, 2002) to November 30, 2002, and the period from inception (June 18, 2002) to November 30, 2003 were audited by other auditors, whose report dated February 24, 2004, expressed an unqualified opinion on those financial statements. We have audited the combination in the accompanying statements of operations, stockholders' equity, and cash flows for the period from inception (June 18, 2002) to November 30, 2003 into the period from inception (June 18, 2002) to November 30, 2004. In our opinion, such financial statements have been properly combined.



/s/ HEIN & ASSOCIATES, LLP

HEIN & ASSOCIATES, LLP


Denver, Colorado
March 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Galaxy Energy Corporation


We have audited the accompanying consolidated balance sheet of Galaxy Energy Corporation (formerly Galaxy Investments, Inc.) (a development stage company) as of November 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 2003, for the period from inception (June 18, 2002) to November 30, 2002 and cumulative amounts from inception (June 18, 2002) to November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Energy Corporation as of November 30, 2003, and the results of its operations and its cash flows for the year ended November 30, 2003, for the period from inception (June 18, 2002) to November 30, 2002 and cumulative amounts from inception (June 18, 2002) to November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                              /s/ WHEELER WASOFF, P.C.


                              WHEELER WASOFF, P.C.




Denver, Colorado
February 24, 2004

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2004 AND 2003

                                                             ASSETS          2004                    2003
CURRENT ASSETS
     Cash and cash equivalents                                          $    10,513,847        $     2,239,520
     Accounts receivable                                                         43,786                      -
     Prepaid and other                                                          154,216                 54,573
                                                                        ----------------       ----------------
         Total Current Assets                                                10,711,849              2,294,093
                                                                        ----------------       ----------------

UNDEVELOPED OIL AND GAS ASSETS, AT COST,
     FULL COST METHOD OF ACCOUNTING                                          37,491,529              2,799,720

FURNITURE AND EQUIPMENT, NET                                                    130,083                  4,527
                                                                        ----------------       ----------------
OTHER ASSETS
     Deferred financing costs, net                                            1,310,650                547,133
     Other                                                                        4,054                  9,960
                                                                        ----------------       ----------------
                                                                              1,314,704                557,093
                                                                        ----------------       ----------------

TOTAL ASSETS                                                            $    49,648,165        $     5,655,433
                                                                        ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $     2,152,977        $       194,933
     Accounts payable - related party                                           113,758                160,032
     Current portion of notes payable - related party                            15,946                107,632
     Current portion of convertible notes payable, net                        6,249,557
     Notes payable                                                            2,100,000
     Interest payable                                                           705,719                 74,720
                                                                        ----------------       ----------------
         Total Current Liabilities                                           11,337,957                537,317
                                                                        ----------------       ----------------

LONG TERM OBLIGATIONS
     Convertible notes payable, net                                          10,415,928                      -
     Notes payable                                                              500,000                      -
     Convertible debentures, net                                                      -              2,461,611
     Notes payable - related party                                                    -                 21,946
     Asset retirement obligation                                                713,073                      -
                                                                        ----------------       ----------------
         Total long term obligations                                         11,629,001              2,483,557
                                                                        ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 11 AND 12)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
         Authorized - 25,000,000 shares
         Issued - none                                                                -                      -
     Common stock, $.001 par value
         Authorized - 400,000,000 shares and
         100,000,000 shares
         Issued and outstanding - 58,817,509 shares
              and 33,971,503 shares                                              58,818                 33,972
     Capital in excess of par value                                          40,173,154              6,320,248
     Deficit accumulated during the development stage                       (13,550,765)            (3,719,661)
                                                                        ----------------       ----------------
         Total Stockholders' Equity                                          26,681,207              2,634,559
                                                                        ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    49,648,165        $     5,655,433
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM       CUMULATIVE FROM
                                                                                   INCEPTION (JUNE        INCEPTION
                                              YEAR ENDED         YEAR ENDED          18, 2002) TO      (JUNE 18, 2002)
                                             NOVEMBER 30,       NOVEMBER 30,         NOVEMBER 30,           TO
                                                 2004               2003                 2002          NOVEMBER 30, 2004

REVENUE
     Natural gas sales                      $     122,455     $            -       $             -    $      122,455
                                            --------------    ---------------      ----------------   ---------------

COSTS AND EXPENSES
     Lease operating expense                       59,247                  -                     -            59,247
     General and administrative                 3,517,218          2,095,495             1,140,066         6,752,779
     Abandoned oil and gas
     properties                                         -             65,769                     -            65,769
     Depreciation and amortization                 76,390                685                     -            77,075
                                            --------------    ---------------      ----------------   ---------------
                                                3,652,855          2,161,949             1,140,066         6,954,870
                                            --------------    ---------------      ----------------   ---------------

OTHER INCOME (EXPENSE)
     Interest income                               51,396                  -                     -            51,396
     Interest expense and
       financing costs                         (6,352,100)          (417,646)                    -        (6,769,746)
                                            --------------    ---------------      ----------------   ---------------
                                               (6,300,704)          (417,646)                    -        (6,718,350)
                                            --------------    ---------------      ----------------   ---------------


NET (LOSS)                                  $  (9,831,104)    $   (2,579,595)      $    (1,140,066)   $  (13,550,765)
                                            ==============    ===============      ================   ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                        $       (0.18)    $        (0.08)      $         (0.04)   $        (0.34)
                                            ==============    ===============      ================   ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED                              53,488,853         32,391,981            27,837,822        40,178.384
                                            ==============    ===============      ================   ===============







        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002, AND YEARS ENDED
                           NOVEMBER 30, 2003 AND 2004


                                                                                                            (DEFICIT)
                                                                                                          ACCUMULATED
                                                                                      CAPITAL IN           DURING THE
                                                               COMMON STOCK            EXCESS OF           DEVELOPMENT
                                                           SHARES         AMOUNT       PAR VALUE              STAGE

BALANCE, JUNE 18, 2002 (INCEPTION)                                -    $       -     $         -         $            -

   Issuance of common stock for
     services at $.05 per share                           4,000,000        4,000         196,000                      -
   Sale of common stock for cash at:
     $.001 per share                                     11,500,000       11,500               -                      -
     $.02 per share                                         500,000          500           9,500                      -
     $.05 per share                                       3,000,000        3,000         147,000                      -
     $.34 per share                                       1,997,058        1,997         677,003                      -
   Recapitalization of shares
     issued prior to merger                               9,028,000        9,028         (69,359)                     -
   Net loss                                                                                                  (1,140,066)
                                                                  -            -               -

BALANCE, NOVEMBER 30, 2002                               30,025,058       30,025         960,144             (1,140,066)
                                                       ------------    ---------     ------------        ---------------

   Issuance of common stock for
      cash at $1.00 per share                             1,602,000        1,602       1,600,398                      -
   Costs of offering                                              -            -          (2,170)                     -
   Issuance of common stock for  services at:
    $  .91 per share                                         60,000           60          54,540                      -
    $ 1.00 per share                                         10,000           10           9,990                      -
   Issuance of common stock to related party
      upon conversion of outstanding debt
      at $1.00 per share                                    233,204          233         232,971                      -
   Issuance of common stock to related party
      for services at $1.00 per share                        90,000           90          89,910                      -
   Issuance of common stock to acquire
       Subsidiary                                         1,951,241        1,952        (204,184)                     -
   Discount on convertible debentures due to
      issuance of detachable warrants and
      beneficial conversion feature                               -            -       3,471,071                      -
   Warrants issued to placement agent in
      connection with convertible debenture
      offering                                                    -            -         107,578                      -
   Net loss
                                                                  -            -               -             (2,579,595)
                                                       ------------    ---------     ------------        ---------------

BALANCE, NOVEMBER 30, 2003                               33,971,503    $  33,972     $ 6,320,248         $   (3,719,661)


        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002, AND YEARS ENDED
                           NOVEMBER 30, 2003 AND 2004
                                   (CONTINUED)

                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                                                      CAPITAL IN          DURING THE
                                                               COMMON STOCK            EXCESS OF          DEVELOPMENT
                                                           SHARES         AMOUNT       PAR VALUE             STAGE

   Issuance of common stock upon warrant
     conversion                                              45,763     $     46   $      26,954        $           -
   Issuance of common stock for cash at $1.40
     per share                                            2,503,571        2,504       3,502,496                    -
   Warrants issued to placement agents in
     connection with issuance of common stock                                            157,599
   Costs of offering                                              -            -        (449,439)                   -
   Issuance of common stock for oil and gas
     properties at $1.40 per share                        2,000,000        2,000       2,798,000                    -
   Issuance of common stock for oil and gas
     properties at $1.80 per share                        3,000,000        3,000       5,397,000                    -
   Issuance of common stock for cash at $1.80
     per share                                            6,637,671        6,638      11,941,161                    -
   Warrants issued to placement agents in
     connection with issuance of common stock                                            900,504
   Costs of offering                                              -            -      (1,784,448)                    -
   Issuance of common stock for oil and gas
     properties at $2.63 per share                          360,000          360         946,440                    -
   Issuance of common stock upon conversion of
     convertible debenture and accrued interest           9,579,788        9,579       5,642,496                    -
   Issuance of common stock for cashless
     exercise of placement agent warrants                   719,213          719            (719)                   -
   Discount on convertible notes payable due to
     issuance of detachable warrants                              -            -       4,336,316                    -
   Warrants issued to placement agents in
     connection with convertible notes payable                    -            -         404,021                    -
   Stock based compensation costs for stock
     options granted to non-employees                             -            -          34,525                    -

   Net loss
                                                                  -            -               -           (9,831,164)
                                                        -----------     --------   --------------       --------------

   BALANCE, NOVEMBER 30, 2004                            58,817,509     $ 58,818   $  40,173,154        $ (13,550,765)
                                                        ===========     ========   ==============       ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      PERIOD FROM       CUMULATIVE FROM
                                                                                       INCEPTION            INCEP-
                                                                                       (JUNE 18,         TION (JUNE 18,
                                                      YEAR ENDED      YEAR ENDED        2002) TO           2002) TO
                                                     NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,        NOVEMBER 30,
                                                         2004            2003             2002               2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (9,831,104)  $  (2,579,595)  $   (1,140,066)     $  (13,550,765)
   Adjustments to reconcile net loss to
   net cash used by operating activities
   Stock for services                                          -          64,600          200,000             264,600
   Stock for services - related                                -          90,000                -              90,000
   Stock for debt-related                                      -         233,204                -             233,204
   Amortization of discount on convertible
   debentures                                          1,642,675         292,682                -           1,935,357
   Amortization of deferred financing
   costs                                                 442,816          48,997                -             491,813
   Writeoff of discount on convertible debentures
   and warrants upon conversion                        2,979,464               -                -           2,979,404
   Compensation expense on vested stock
   options to non-employees                               34,521               -                -              34,521
   Depreciation, depletion, and amortization
   expense                                                71,389             685                -              72,074
   Abandonment of oil and gas
   properties                                                  -          65,769                -              65,769
   Other                                                  12,075          11,178                -              23,253
   Changes in assets and liabilities
     Accounts payable                                    (63,539)       (303,488)         284,344             (82,683)
     Accounts payable - related                          (46,274)        (73,172)         233,204             113,758
     Interest payable                                    631,000          74,720                -             705,720
     Prepaids and other current assets                  (137,522)        (54,573)               -            (192,096)
     Other                                                 4,973               -           (9,960)             (4,987)
                                                    -------------  --------------  ---------------     ---------------

Net cash used by operating activities                 (4,259,586)     (2,128,993)        (432,478)         (6,821,058)
                                                    -------------  --------------  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties               (20,266,368)     (1,787,926)        (351,883)        (22,406,176)
   Purchase of furniture and equipment                  (145,909)         (2,419)          (2,793)           (151,121)
   Advance to affiliate                                        -         (35,000)         (25,000)            (60,000)
   Cash received upon recapitalization and
   merger                                                      -           1,260            2,974               4,234
                                                    -------------  --------------  ---------------     ---------------

Net cash used in investing activities                (20,412,277)     (1,824,085)        (376,702)        (22,613,063)
                                                    -------------  --------------  ---------------     ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                     PERIOD FROM     CUMULATIVE FROM
                                                                                   INCEPTION (JUNE      INCEPTION
                                                                                      18, 2002)       (JUNE 18, 2002)
                                                   YEAR ENDED       YEAR ENDED            TO                TO
                                                  NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,       NOVEMBER 30,
                                                      2004             2003              2002               2004

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock               15,452,800        1,602,000          850,500         17,905,300
   Proceeds from the sale of convertible
     notes payable                                  20,000,000                -                -         20,000,000
   Proceeds from sale of convertible
     debentures                                              -        5,040,000                -          5,040,000
   Debt and stock offering costs                    (2,419,978)        (490,722)               -         (2,910,700)
   Payment of note payable - related party            (113,632)               -                -           (113,632)
   Proceeds from exercise of placement
     agent warrants                                     27,000                -                -             27,000
                                                ---------------   --------------    -------------    ---------------

Net cash provided by financing activities           32,946,190        6,151,278          850,500         39,947,968
                                                ---------------   --------------    -------------    ---------------

NET INCREASE IN CASH                                 8,274,327        2,198,200           41,320         10,513,847

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIODS                              2,239,520           41,320                -                  -
                                                ---------------   --------------    -------------    ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIODS                               $   10,513,847    $   2,239,520     $     41,320     $   10,513,847
                                                ===============   ==============    =============    ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest
                                                $      205,084    $       3,617     $          -     $      208,701
                                                ===============   ==============    =============    ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Debt incurred for oil and gas properties     $    2,600,000    $     600,000     $    446,000     $    3,646,000
                                                ===============   ==============    =============    ===============
   Stock issued for services                    $            -    $     154,600     $    200,000     $      354,600
                                                ===============   ==============    =============    ===============
   Stock issued for interest and debt           $       12,075    $     233,204     $          -     $      245,279
                                                ===============   ==============    =============    ===============
   Stock issued for convertible debt            $    5,640,000    $           -     $          -     $    5,640,000
                                                ===============   ==============    =============    ===============
   Warrants issued for offering and
      financing costs                           $    1,462,124    $     107,578     $          -     $    1,569,702
                                                ===============   ==============    =============    ===============
   Discount on convertible notes and
      debentures issued                         $    4,336,316    $   3,471,001     $          -     $    7,807,387
                                                ===============   ==============    =============    ===============
   Conversion of interest to debt               $            -    $      11,178     $          -     $       11,178
                                                ===============   ==============    =============    ===============
   Stock issued for subsidiary - related        $            -    $    (202,232)    $          -     $     (202,232)
                                                ===============   ==============    =============    ===============
   Stock issued for oil and gas properties      $    9,146,800    $           -     $          -     $    9,146,800
                                                ===============   ==============    =============    ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATIONS

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

         As a result of this transaction, Dolphin became a wholly owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Dolphin acquiring control of the Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with Dolphin as the accounting acquirer). Dolphin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value.

         The fair value of the assets acquired and liabilities assumed pursuant to the transaction with Dolphin are as follows:

           Net cash acquired                $    2,974
           Liabilities assumed                 (63,305)
                                            -----------

           Common stock issued              $  (60,331)
                                            ===========

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

         The predecessor cost of the assets acquired and liabilities assumed pursuant to the transaction with Pannonian were:

                            GALAXY ENERGY CORPORATION
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
                                                       ==========

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. For the year ended November 30, 2003, the consolidated financial statements include the Company and Dolphin for the entire year and Pannonian from the effective date of the acquisition, June 2, 2003, to November 30, 2003. For the year ended November 30, 2004, the consolidated financial statements include the Company, Dolphin, and Pannonian. All significant intercompany transactions have been eliminated upon consolidation.

         LIQUIDITY

         During the year ended  November  30, 2004,  the Company  incurred a net loss of $8,524,496 and used cash for operating activities of $4,259,586. As of November 30, 2004, the Company had a working capital deficiency of $626,108. Included in current liabilities at November 30, 2004 is the current portion of convertible notes payable of $6,249,557 and related accrued interest of $565,685. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. Additionally, as discussed in Note 12, subsequent to November 30, 2004 the Company made principle and interest payments to the Convertible Note Holders in both common stock and cash; issued $7,695,000 in Senior Subordinated Convertible Notes; and has received $451,272 from the exercise of 635,594 warrants at a price of $.71 per share.

         Management  believes  these  transactions  are  an  indication  of  the
         Company's ability to generate additional capital to meet its obligations during the next year. However, the Company's drilling program for the coming year will require additional capital and will require the Company to raise additional funds by selling securities, issuing debt, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of the Company's equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell assets to meet its operating and capital requirements, it may not realize the full market value of the assets and the sales price could be less than the Company's carrying value of the assets.

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

         The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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

         ACCOUNTS RECEIVABLE AND CREDIT POLICIES

         The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. At November 30, 2004, the Company has determined no allowance for uncollectible receivables is necessary.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production

                           GALAXY ENERGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of November 30, 2004, the Company has recognized initial natural gas production from a number of its wells; however, due to the limited production history, all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

         IMPAIRMENT

         The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations as described above.

         The Company's exploration projects in Texas continue to be evaluated, and management believes that the carrying costs of these projects are recoverable.

         During the year ended November 30, 2003, the Company charged operations $65,769 for abandonment of unevaluated properties.

         As of November 30, 2004, there were no reserves associated with the European properties. The company's oil and gas prospects in Europe consist of undeveloped properties of approximately $85,909, and there were neither revenues nor expenses recognized in conjunction with these properties. The Company is pursuing the exploration of its European prospects, and management believes that the carrying cost of these prospects is recoverable. Should the company be unsuccessful in its European exploration activities, the carrying cost of these prospects will be charged to operations.

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

         Depreciation expense of $20,353 and $685 was recorded for the years ended November 30, 2004 and 2003. No depreciation expense was recorded for the period from inception (June 18, 2002) to November 30, 2002.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEFERRED FINANCING COSTS

         The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. Amortization expense of deferred financing costs were $442,816 and $48,997 for the years ended November 30, 2004 and 2003, respectively.

         ASSET RETIREMENT OBLIGATION

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

         During the year ended November 30, 2004, the Company, through acquisition and drilling, acquired working interests in 176 natural gas wells. A limited number of these wells had initial gas production during the period, and the others are in various stages of completion and hook up at November 30, 2004. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the
         Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the year ended November 30, 2004:

         Asset retirement obligation beginning of year      $          -
            Liabilities incurred                                  710,431
            Accretion                                               2,642
                                                            -------------

         Asset retirement obligation end of year            $     713,073
                                                            =============

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable, prepaids, and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration and development costs on oil and gas properties, depreciation and depletion, asset retirement obligation, and amortization of discount on convertible debentures.

         REVENUE RECOGNITION

         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Natural gas sold is not significantly different for the Company's product entitlement.

         GAS BALANCING

         The Company uses the sales method of accounting for gas balancing of gas production, and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of November 30, 2004, the Company's gas production is in balance.

         SHARE BASED COMPENSATION

         In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the year ended November 30, 2004 would have been adjusted to the pro-forma amounts indicated below.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                           2004                   2003
           Net loss
             As reported                                            $  (8,524,696)         $  (2,579,595)
           Add stock based compensation
             included in reported net loss                                 34,525                      -
           Deduct stock based compensation expense
             determined under fair value method                        (1,868,653)                     -
                                                                    --------------         --------------
           Pro forma net loss                                       $ (10,358,824)         $  (2,579,595)
                                                                    ==============         ==============
                     Net (loss) per share
                       As reported                                  $       (0.16)         $       (0.08)
                                                                    ==============         ==============
                       Pro forma                                    $       (0.19)         $       (0.08)
                                                                    ==============         ==============



         The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                                    2004          2003

         Expected option life-years                    10             10
         Risk-free interest rate                2 - 4.75%         3.625%
         Dividend yield                                 0              0
         Volatility                             79 - 110%            39%

         There were no options granted in the period from inception (June 18, 2002) to November 30, 2002.

         (LOSS) PER COMMON SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive.

         CONCENTRATIONS

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions.

         The Company has concentrated its United States exploration and production activities primarily in the Rocky Mountain region, specifically in coal bed methane prospects of the Powder River Basin areas of Wyoming and Montana. As of November 30, 2004, the Company had recorded no proved reserves. The Company is in the process of completing and hooking up a number of wells on its

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         prospects in the Powder River Basin, and management believes that the carrying cost of these prospects is recoverable.

         All sales of oil and gas were made to one customer, Enserco Energy, Inc.

         RECLASSIFICATION

         Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning August 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

         In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

         The  Securities  and Exchange  Commission  has issued Staff  Accounting
         Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. SAB No. 106 will be effective for the Company once the Company has proved reserves and will exclude the future cash flows from settling asset retirement obligations in its ceiling test computation upon having proved reserves.

NOTE 3 - PROPERTY AND EQUIPMENT

         OIL AND GAS PROPERTIES
         At November 30, 2004, the Company's oil and gas properties consist of oil and gas lease acquisition costs and capitalized drilling, completion and facility costs. The Company had no proved reserves and all properties are considered to be unevaluated.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         During the year ended November 30, 2004, the Company acquired interests in 176 natural gas wells in the Powder River Basin either through acquisition or drilling. Fifteen wells have had initial production but due to the lack of sufficient production history, proved reserves have not been determined. The remaining wells are in various stages of completion or awaiting hook up to pipelines.

         WYOMING

         On December 22, 2003, the Company completed the acquisition of unevaluated oil and gas leases covering 15,657 acres in the Powder River Basin near Leiter, Wyoming, together with five non-producing wells drilled by the previous operator for $1,000,000 cash and 2,000,000 shares of common stock valued at $1.40 per share. Under the terms of the agreement, as amended, the Company is obligated to drill a total of 125 wells on the leased acreage by December 31, 2005. As of November 30, 2004, 43 wells have been drilled toward the commitment. If the Company fails to meet the 125 well commitment, it will retain its interest in only the 80 acres surrounding each well drilled at that date. All remaining acreage will be forfeited.

         On January 15, 2004, the Company entered into an agreement with DAR, LLC, an unrelated entity, a Wyoming limited liability company, to acquire certain unevaluated oil and gas leases (the "Continental Acreage") in the Powder River Basin of Wyoming for approximately $2,764,000 in cash and debt and 3,000,000 shares of the Company's common stock valued at $1.80 per share.

         On  March  23,  2004,  the  Company  completed  the  acquisition  of an
         additional  35%  working  interest  in  the  Continental   acreage  for
         $592,500.

         On April 13, 2004, the Company entered into an agreement with an individual to increase its working interest in a portion of the Continental acreage. The acquisition price for the additional working interest was $300,000 in cash and 360,000 shares of the Company's common stock, valued at the market price as of closing, $2.63 per share.

         On April 30, 2004, the Company acquired various working interests in unevaluated oil and gas leases adjacent to, and in the vicinity of, the Continental acreage for $739,550.

         On June 16, 2004, the Company entered into an agreement to acquire oil and gas leases in Campbell and Converse Counties. Under the terms of the agreement, the Company committed to pay 100% of the cost to drill twelve wells on the acreage, to earn a 50% interest in those wells along with a 50% working interest in nine existing wells, seven of which have been completed but had no production. The Company paid the seller $100,000 and had the right to acquire for an additional $1,900,000, a 90% working interest in the entire leasehold acreage including all wells on the property. On September 30, 2004, having drilled 16 wells on the acquired acreage and completed its drilling obligation, the Company exercised its option to acquire the additional working interest in the wells and a 90% working interest in the leasehold acreage in the prospects.

         MONTANA
         In August 2003, the Company entered into a Lease Option and Acquisition Agreement which gave the Company an option to acquire up to 50% of the seller's working interest in certain oil and gas leases covering approximately 214,000 gross acres in the Powder River Basin area of southern

                           GALAXY ENERGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         Montana. In 2003 and 2004, the Company made payments totaling $3,387,500, thereby acquiring a 12.5% working interest. On September 1, 2004, the Company determined not to increase its working interest position beyond its existing 12.5% and no further payments are due under the agreement.

         TEXAS

         Under the terms of an agreement executed March 6, 2003, the Company is engaged in an ongoing leasing program with Harbor Petroleum LLC ("Harbor") and Florida Energy, Inc. ("Florida") (both related parties) for the acquisition of oil, gas and mineral leases in Rusk and Nacogdoches Counties in the State of Texas.

         EUROPEAN PROPERTIES

         The Company, through its wholly-owned international operating subsidiary Pannonian International, Ltd., holds a 100% interest in a Concession of unevaluated acreage in the Jiu Valley Coal Basin in Romania. Concession terms require Pannonian to conduct a defined amount of exploratory work each year on the Concession or pay an equivalent amount to the Romanian Government. Pannonian has satisfied its expenditure obligation for the Concession year ended October 2004.

         On December 12, 2003, Pannonian, together with two unrelated privately-held oil and gas companies, were granted an Exploration Permit to explore for natural gas within the unevaluated Neues Bergland Exploration Permit. The Permit has a 3-year term, and requires the drilling of a test borehole during 2005 to maintain the Permit.

         UNEVALUATED PROPERTIES

         At November 30, 2004 and 2003 the Company's unevaluated oil and gas properties consist of costs incurred in the following areas:

                                                         2004           2003
         Oil and gas  properties - full cost method
            United States                           $ 37,405,620   $  2,732,486
            Europe                                        85,909         67,234
                                                    ------------   ------------

                                                    $ 37,491,529   $  2,799,720
                                                    ============   ============

         During the year ended November 30, 2004, the Company's oil and gas expenditures consisted of acquisition costs to purchase, lease or otherwise acquire properties, costs to drill complete and equip wells and costs to construct gathering systems and production facilities. The Company has realized initial production from fifteen wells. Due to the relatively short production history, the Company does not have sufficient production information by which reserves can be estimated. The Company has no proved reserves at November 30, 2004 and all oil and gas property costs relate to unevaluated properties.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         The following table sets forth the capitalized costs incurred in our oil and gas acquisition and exploration activities:

                                                                                                      Period from
                                                                                                       inception
                                                                    Year Ended                     (June 18, 2002) to
                                                            2004                  2003             November 30, 2002
         Acquisition of unevaluated
           properties                                   $ 19,365,549           $ 2,306,409               $   873,797
         Exploration                                      14,664,223                     -                         -
                                                        ------------           -----------               -----------
         Oil and gas expenditures                         34,029,772             2,306,409                   873,797
         Asset retirement obligation                         710,431                     -                         -
                                                        ------------           -----------               -----------
                                                        $ 34,740,203           $ 2,306,409               $   873,797
                                                        ============           ===========               ===========

         Through November 30, 2004, all oil and gas expenditures have been for the acquisition and exploration of unevaluated properties. As the Company completes the development of wells and commences production, all costs associated with those wells will be transferred to the amortization base. As of November 30, 2004, all oil and gas costs are excluded from amortization.

         FURNITURE AND EQUIPMENT

         At November 30, 2004 and 2003, furniture and equipment is as follows:

                                                 2004             2003
         Furniture and equipment            $   151,122       $     5,212
         Less accumulated depreciation          (21,039)             (685)
                                            ------------      ------------
                                            $   130,083       $     4,527
                                            ============      ============

NOTE 4 - NOTES PAYABLE

         RELATED PARTIES

         At November 30, 2004 and 2003, notes payable to related parties consists of the following:

                                                          2004           2003
         Payable to Florida Energy,
           Due March 7, 2004, Interest rate - 7.5%    $        -     $   50,000
         Payable to the President of Pannonian
           Due February 5, 2005, Interest rate 6.5%       15,946         39,946
         Payable to a company wholly owned by the
         President of Pannonian
           Due August 1, 2004, Interest rate 6.5%              -         17,132
           Due October 5, 2001, Interest rate 15%              -         10,000
           Due November 29, 2001, Interest rate 15%            -         10,000
           Due January 12, 2002, Interest rate 15%             -          2,500
                                                      -----------    -----------
                                                          15,946        129,578
         Less current portion                            (15,946)      (107,632)
                                                      -----------    -----------
         Long term portion                            $        -     $   21,946
                                                      ===========    ===========

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (CONTINUED)

         OTHER

         In connection with the acquisition of oil and gas properties from DAR LLC, the company issued a promissory note to DAR in the amount of $2,600,000. The note called for interest at a rate of 6% per annum and for principal payments of $1,000,000 on January 14, 2005 and $1,600,000 on June 24, 2005.

         Subsequent to November 30, 2004, the Company entered into an amendment to the agreement with DAR whereby for the payment of $100,000 by January 21, 2005, the payment schedule was revised as follows:

                Due on or before March 1, 2005                    $500,000
                Due on or before August 19, 2005                 1,600,000
                Due on or before January 13, 2006                  500,000

NOTE  5 - CONVERTIBLE DEBENTURES

         In October 2003, the Company completed a $5,640,000 private offering of 7% Secured Convertible Debentures and Warrants (the "Debentures"), due two years from date of issue, and secured by substantially all the Company's assets. Debenture purchasers received warrants to purchase 2,867,797 shares of the Company's common stock at an exercise price of $0.71 per share, and 2,867,797 shares at an exercise price of $0.83 per share, for a period of five years (the "debenture warrants").

         The Company calculated the value of the debenture warrants and the beneficial conversion feature to the debentures in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The fair value of the debenture warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $.63 and $.80 per share, zero dividends, expected volatility of 46% and 55%, risk free interest rate of 3.125% and expected life of five years. The fair value of the debenture warrants of $1,823,211, resulted in a discount to the debentures of $1,178,417, and a beneficial conversion feature to the debentures of $2,292,654. The beneficial conversion feature reflects the fact the market price of the Company's common stock exceeded the conversion price of the debentures as of the respective issue dates. The resulting discount attributable to the debenture warrants and the beneficial conversion feature of the debentures aggregating $3,471,071 was recorded as a discount to the debentures and was being amortized over the term of the debentures. Amortization of the discount of $292,682 and $643,630 is included in interest expense for the years ended November 30, 2003 and 2004, respectively.

         During the year ended November 30, 2004, all investors converted their debentures into 9,558,332 shares of common stock, at a conversion rate of $.59 per share, in accordance with the terms of the Securities Purchase Agreement. On the dates of conversion, the unamortized discount attributable to the fair value of the debenture warrants, $864,722, was credited to capital in excess of par value. The unamortized discount attributable to the beneficial conversion feature, $1,670,037 is included in interest expense. At the date of conversion, certain investors

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - CONVERTIBLE DEBENTURES (CONTINUED)

         elected to convert $12,075 of interest accrued through the conversion date into 20,466 shares of common stock, rather than cash payment.

         Deferred financing costs associated with the debentures were amortized through the dates of conversion of the debentures into common stock. Amortization of deferred financing costs of $105,248 and $48,997 was recorded for the years ended November 30, 2004 and 2003, respectively. As of the conversion dates the remaining unamortized balance of deferred financing costs was credited to capital in excess of par value in the amount of $441,886.


         At November 30, 2003, convertible debentures consisted of:
            Debentures issued September 24, 2003                 $    3,100,000
            Debentures issued October 3, 2003                         2,540,000
            Less: unamortized discount                               (3,178,389)
                                                                 ---------------
                                                                 $    2,461,611
                                                                 ===============

NOTE 6 - CONVERTIBLE NOTES PAYABLE

         In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants (the "Notes"). Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The Notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company's assets, and are convertible into 10,695,187 shares of the Company's common stock based on a conversion price of $1.87 per share. On January 14, 2005, the Company is obligated to pay accrued interest on the principal amount of the then outstanding Notes. Beginning March 1, 2005, and ending February 1, 2007, the Company is obligated to repay the Notes in monthly installments of principal in the amount of $833,333, plus accrued interest on the principal amount of the then outstanding Notes. At the Company's option, and assuming the satisfaction of certain conditions, the Company may pay the monthly installments in cash or through a partial conversion of the Notes into shares of the Company's common stock at a conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of the Company's common stock on the trading day preceding the conversion. Note purchasers received warrants to purchase 5,194,806 shares of the Company's common stock at an exercise price of $1.54 per share, for a period of three years (the "Warrants").

         Pursuant to EITF 98-5 and EITF 00-27, the fair value of the Warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.21 per share, zero dividends, expected volatility of 109.21%, risk free interest rate of 2.75% and expected life of three years. The fair value of the Warrants of $3,946,833, resulted in a discount to the notes of $4,336,316. Amortization of the discount of $1,001,801 is included in interest expense for the year ended November 30, 2004.

         Deferred financing costs associated with the notes in the amount of $1,648,218 have been capitalized and are being amortized over the life of the notes. For the year November 30, 2004 amortization of financing costs of $337,569 was recorded as interest.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         The placement agents for the notes received warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.54 per share for a term of 5 years from the dates of grant. The $404,022 fair value of these warrants was estimated at the grant date under the Black-Scholes pricing model and has been recorded as financing costs.

         At November 30, 2004, convertible notes payable debentures consisted of:

             Notes payable issued August 19,2004             $    15,000,000
             Notes payable issued October 27,2004                  5,000,000
             Less: unamortized discount                           (3,334,515)
                                                             ----------------
                                                                  16,665,485
             Less current portion                                 (6,249,557)
                                                             ----------------
             Long term portion                               $    10,415,928
                                                             ================


         At November 30, 2004, the Company's debt maturity schedule is as follows:

                       Years ended November 30,
                                                 2005     $    9,615,946
                                                 2006         10,500,000
                                                 2007          2,500,000
                                                          --------------
                                                          $   22,615,946
                                                          ==============

NOTE 7 - STOCKHOLDERS' EQUITY

        COMMON STOCK

         During the year ended November 30, 2004, the Company issued shares of its common stock as follows:

         o 45,763 shares for $27,000 cash for the exercise 45,763 warrants at an exercise price of $0.59 per share
         o  2,503,571 shares for cash at $1.40 per share
         o 2,000,000 shares for partial consideration of acquired oil and gas properties at $1.40 per share
         o  6,637,671 shares for cash of $1.80 per share
         o 3,000,000 shares for partial consideration of acquired oil and gas properties at $1.80 per share
         o 360,000 shares for partial consideration of acquired oil and gas properties at $2.63 share
         o 1,525,424 shares upon conversion of $900,000 of convertible debentures at a conversion price of $.59 per share
         o 8,033,898 shares upon conversion of $4,740,000 of convertible debentures at a conversion price of $.59 per share
         o 20,466 share s upon conversion of $12,075 of accrued interest on convertible debentures at a conversion price of $.59 per share

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         o 371,206 shares issued in conjunction with the cashless exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003
         o  348,005  shares  issued in conjunction with the cashless exercise of
            508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003

         During the year ended November 30, 2003, the Company issued shares of its common stock as follows:

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

         The value of all common stock issued for non-cash consideration represents the non-discounted cash price of equivalent shares of the Company's common stock at the transaction date.

         WARRANTS

         In connection with the issuance of convertible debentures in September and October 2003, the Company issued warrants to purchase 2,867,797 shares of common stock at $.71 per share, and 2,867,797, shares of common stock at $.83 per share to purchasers of the debentures, and issued warrants to purchase 230,847 shares of common stock at $.59 per share to placement agents for the issue.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with sales of common stock in December 2003 and January 2004, the Company issued warrants to purchase 500,715 shares of common stock at $2.71 per share, and 1,327,535 shares of common stock at $4.05 per share to purchasers of the stock, and issued warrants to purchase 105,166 and 358,435 shares of common stock at $1.40 and $1.80 per share, respectively, to placement agents for the issue. The fair value of the placement agent warrants, estimated as of the issue dates under the Black-Scholes pricing model, was $157,599 and $900,504 for the December 2003 and January 2004 common stock offerings, respectively. These amounts were recorded as issue costs for the respective common stock offerings. In accordance with the terms of the warrants, the exercise prices of those warrants with original exercise prices in excess of the exercise price of the warrants issued in association with the Senior Secured Convertible Note offering (see Note 6) have been reset to $1.54 per share.

         In August 2004, in connection with the private placement of convertible notes, the Company issued warrants to purchase 5,194,806 shares of common stock at $1.54 per share for a period of three years. In addition, placement agents for the convertible notes received warrants to purchase 400,000 shares of common stock at $1.54 per share for a period of five years.

         During the year ended November 30, 2004, certain holders of the warrants issued with the convertible debentures exercised their warrants. 45,763 shares of common stock were issued for $27,000 in cash, and 719,211 shares were issued upon exercise in accordance with the cashless exercise provisions of the Securities Purchase Agreement.

         As of November 30, 2004, warrants issued and outstanding are as follows:

                  Issue             Shares                    Exercise          Expiration
                  Date              Exercisable               Price             Date
         September 24, 2003           3,208,475           $  .59 - $  .83       September 24, 2008
         October 3, 2003                678,305           $  .59 - $  .83       October 3, 2008
         December 18, 2003              605,880           $ 1.40 -  $1.54       December 17, 2007
         January 15, 2004             1,685,970                     $1.54       January 14, 2009
         August 19, 2004              5,494,805                     $1.54       August 18, 2009
         October 27, 2004               100,000                     $1.54       October 26, 2009
                                     ----------

                                     11,773,435
                                     ==========

         At November 30, 2004 and 2003 the weighted average exercise price for warrants outstanding is $1.27 and $.76, respectively, and the weighted average remaining contractual life is 3.4 and 4.8 years, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 (2004) and 3,500,000 (2003) shares of common stock for the plan. At November 30, 2004 and 2003, options to purchase 3,000,000 and 3,380,000 shares were available to be granted pursuant to the stock option plan.

         The status of outstanding options granted pursuant to the plans are as follows:

                                                           Number of     Weighted Avg.     Weighted Avg.
                                                             Shares      Exercise Price     Fair Value
        Options Outstanding - November 30, 2002                    -        $  -              $ -

        Granted                                              120,000        $1.00             $0.52
        Options Outstanding - November 30, 2003
             (None exercisable)                              120,000        $1.00             $0.52

        Granted                                            3,500,000        $2.28             $2.07
        Cancelled                                           (120,000)       $2.26
                                                           ----------

        Options Outstanding - November 30, 2004
             (921,250 exercisable)                         3,500,000        $2.37
                                                           ==========

         There have been no options exercised to date.

         The following table presents additional information related to the options outstanding at November 30, 2004:


                                                                                    Weighted average
         Exercise price         Number of shares         Number of shares         remaining contractual
            per share              outstanding             Exercisable                life (Years)

                $ 1.00                  60,000                   20,000                   8.5
                  1.30                 200,000                  192,500                   9.7

                  1.50                 300,000                   25,000                   9.4

                  1.55                 325,000                   87,500                   9.6

                  2.24                  60,000                   60,000                   9.4

                  2.64               2,375,000                  356,250                   9.4

                  3.51                 180,000                  180,000                   9.3
                                    ----------                 --------

                                     3,500,000                  921,250                   9.4
                                    ==========                 ========

NOTE 9 - INCOME TAXES

         The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. At November 30, 2004, the Company had

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

         approximately $7,800,000 of net operating losses and $18,000 of statutory depletion carry forward for tax return purposes.

         The income tax expense recorded in the consolidated statements of operations consists of the following:

                                                    Years Ended November 30,
                                                       2004              2003

         Current                                   $          -      $        -
         Deferred                                     3,602,000         801,301
         Less valuation allowance                    (3,602,000)       (801,301)
                                                   -------------     -----------

                                                   $          -      $        -
                                                   =============     ===========

         The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

                                                    Years Ended November 30,
                                                       2004              2003

         Federal statutory income tax rate            (34.0%)           (34%)
         State income taxes                            (3.3%)          (3.3%)
         Permanent differences                         15.1%            6.0%
         Increase in valuation allowance               22.2%           31.3%
                                                   ----------       ---------

                                                           -               -
                                                   ==========       =========

         The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at November 30, 2004 are as follows:

                                                          2004           2003
         Deferred tax assets
           Asset retirement obligation                $   265,000     $       -
           Tax loss carryforward                        3,671,000       801,000
                                                      ------------    ----------
             Total deferred taxes                       3,936,000       801,000
                                                      ------------    ----------

         Deferred tax liabilities
           Intangible drilling and other exploration
             costs capitalized for financial reporting
             purposes                                    (319,000)            -
           Other                                          (15,000)            -
         Total deferred tax liabilities                  (334,000)            -

         Net deferred tax asset                         3,602,000       801,000
           Valuation allowance                         (3,602,000)     (801,000)
                                                      ------------    ----------

         Net deferred taxes                           $         -     $       -
                                                      ============    ==========

         The valuation allowance increased by approximately $2,801,000 and $791,000 in 2004 and 2003, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company incurred consulting fees related to services provided by RVM in the amounts of $120,000, $320,000 and $462,000 for the years ended November 30, 2004, 2003 and 2002 respectively. RVM also billed the Company $79,929, $77,500 and $230,500 for reimbursement of costs and expenses incurred on behalf of the Company during the same years. During the year ended November 30, 2003 the Company issued 323,204 shares of common stock valued at $1.00 per share to RVM for outstanding debt at November 30, 2002 and services rendered in 2003. All other amounts paid in 2004, 2003 and 2002 were paid in cash. At November 30, 2004 and 2003 the Company included amounts due to RVM of $37,826 and $42,500, respectively, in accounts payable related parties.

         Harbor is a company owned 50% and managed by the Company's Chief Operating Officer ("COO"). During the years ended November 30, 2004, 2003 and 2002, the Company incurred costs and expenses with Harbor as follows: $271,588, $344,294 and $355,817. Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $163,737, $90,210 and $89,200 for the corresponding years. Reimbursement of costs advanced by Harbor on behalf of the Company of $132,197 $254,084 and $266,617 were paid during the years ended November 30, 2004, 2003 and 2002, respectively

         Under the terms of the agreement between the Company, Harbor, and Florida, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases, including those leases acquired as of the date of the agreement. However, with respect to 400 contiguous acres designated by Florida, Florida shall have a 3.125% overriding royalty instead of a 1% overriding royalty interest.

         The Company incurred Directors fees totaling $180,000 and $27,500 during the years ended November 30, 2004 and 2003, of which $31,000 and $3,500 is included in accounts payable - related as of those dates.

         In April, 2004, the Company executed a strategic consulting agreement with a member of the Company's Advisory Committee. Under the terms of the Agreement, the individual is to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on the Company's acreage in the Powder River Basin in Wyoming and Montana. During the year ended November 30, 2004 the Company paid the individual $590,000 under the terms of the Agreement.

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

         During the period ended November 30, 2002, the Company incurred consulting fees for services rendered by its officers/directors in the aggregate amount of $102,000, of which $38,000 is included in accounts payable.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         OFFICE LEASES

         The Company currently leases space in Denver, Colorado. Total minimum rental payments for non-cancelable operating leases are as follows:

                      2005                $     50,541
                      2006                      53,517
                      2007                      13,564
                                          ------------
                                          $    117,622
                                          ============

         Rent expense was approximately $98,000, $51,000, and $4,000 for the years ended November 30, 2004, 2003 and 2002, respectively.

         DELAY RENTALS

         In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $155,000 in delay rentals and other costs during the fiscal year ending November 30, 2005 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

         EUROPEAN PROPERTIES

         In connection with its exploration concession in the Jiu Valley in Romania, the Company is obligated to expend $252,000 during the year ending in October 2005 in order to retain its rights to the concession. The Company has an obligation to drill a test borehole in the Neues Bergland Permit in Germany in 2005, in order to maintain the permit.

         ENVIRONMENTAL

         Oil and gas producing activities are subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

         CONTINGENCIES

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

     a.) In January, 2005, certain holders of warrants issued in connection with the August and October 2003 Convertible Debenture offering exercised their stock purchase warrants. The Company issued 635,594 shares of common stock at the exercise price of $0.71 per share for total cash proceeds received of $451,272.

     b.) The  Company  notified  the  holders  of  its  Convertible  Notes  (the
         "Holders") that, in accordance with the terms of the Convertible Notes, the payment of accrued interest due on January 14, 2005, would be made in shares of the Company's Common Stock instead of cash. The Holders converted the accrued interest totaling $860,440 into 722,567 shares of Common Stock at various conversion rates.

     c.) The Company has notified the Holders that in accordance with the terms of the Convertible Notes, the principal and interest payment due on March 1, 2005, totaling $1,148,402, would be made part in cash, $474,217, and the balance, $674,185, in shares of the Company's Common Stock. On March 1, 2005, holders converted $674,185 into 433,671 shares of Common Stock at a conversion rate of $1.55 per share.

     d.) On March 2, 2005,  the Company  entered  into a Lease  Acquisition  and
         Development Agreement (the "Agreement") with two non-related parties to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. In connection with the Agreement the Company entered into a Participation Agreement with a related party, to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Jointly, the Company and the Related Party have an obligation under the Agreement to drill one well by November 1, 2005 and nine additional wells by August 22, 2006.

         Funding for the Company's share of acquisition and project costs has been financed through a private placement of senior subordinated convertible notes. On March 1, 2005, Galaxy entered into Securities Purchase Agreements with several accredited investors pursuant to which Galaxy agreed to sell, and the Investors agreed to purchase, in the aggregate, up to $7,695,000 principal amount of Senior Subordinated Convertible Notes and three-year warrants to purchase 1,637,234 shares of common stock at $1.88 per share. The notes may be converted by the holders into shares of common stock at a price of $1.88 per share.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the Unaudited financial data for each quarter for the years ended November 30, 2004, 2003 and 2002:

                                                                       Three months ended
                                                 02/28/04           05/31/04           08/31/04          11/30/04
Revenues
  Natural gas sales                             $          -      $           -      $      23,780     $     98,675

Operating expenses
  Lease operating expenses                                 -                  -             15,215           44,032
  General and administrative                         676,424          1,047,625            874,001          919,168
  Abandoned oil and gas properties                         -                  -                  -                -
  Depreciation and amortization                        1,335             21,767             18,207           35,081
                                                -------------     --------------     --------------    -------------
                                                     677,759          1,069,392            907,423          998,281

Other income (expense)
  Interest                                            13,337              9,897              7,652           20,510
  Interest and financing costs                      (771,594)        (2,288,633)          (191,268)      (1,793,997)
                                                -------------     --------------     --------------    -------------
                                                    (758,257)        (2,278,736)          (183,616)      (1,773,487)
                                                -------------     --------------     --------------    -------------

Net (loss)                                      $ (1,436,016)     $  (3,348,128)     $  (1,067,259)    $ (2,673,093)
                                                =============     ==============     ==============    =============

Net (loss) per common share
  Basic and diluted                             $      (0.03)     $       (0.06)     $       (0.02)    $      (0.05)
                                                =============     ==============     ==============    =============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                       Three months ended
                                                 02/28/03           05/31/03           08/31/03          11/30/03


Revenues
  Natural gas sales                             $          -      $           -      $           -     $         -
                                                -------------     --------------     --------------    -------------

Operating expenses
  Lease operating expenses                                 -                  -                  -                -
  General and administrative                         428,216            441,585            654,990          570,704
  Abandoned oil and gas properties                         -                  -                  -           65,769
  Depreciation and amortization                            -                  -                  -              685
                                                -------------     --------------     --------------    -------------
                                                     428,216            441,585            654,990          637,158

Other income (expense)
  Interest                                                 -                  -                  -                -
  Interest and financing costs                             -                  -                  -         (417,646)
                                                -------------     --------------     --------------    -------------
                                                           -                  -                  -         (417,646)
                                                -------------     --------------     --------------    -------------

Net (loss)                                      $   (428,216)     $    (441,585)     $    (654,990)    $ (1,054,804)
                                                =============     ==============     ==============    =============

Net (loss) per common share
  Basic and diluted                             $      (0.01)     $       (0.01)     $       (0.02)    $      (0.04)
                                                =============     ==============     ==============    =============


                                                                                        Period from
                                                                                         Inception           Three
                                                                                      (June 18, 2002)        Months
                                                                                             To               ended
                                                                                          08/31/02          11/30/02
Revenues
  Natural gas sales                                                                  $           -     $          -
                                                                                     --------------    -------------

Operating expenses
  Lease operating expenses                                                                       -                -
  General and administrative                                                               456,821          683,245
  Abandoned oil and gas properties                                                               -                -
  Depreciation and amortization                                                                  -                -
                                                                                     --------------    -------------
                                                                                           456,821          683,245

Other income (expense)
  Interest                                                                                       -                -
  Interest and financing costs                                                                   -                -
                                                                                     --------------    -------------
                                                                                                 -                -
                                                                                     --------------    -------------

Net (loss)                                                                           $    (456,821)    $   (683,245)
                                                                                     ==============    =============
Net (loss) per common share
  Basic and diluted                                                                  $       (0.06)    $      (0.02)
                                                                                     ==============    =============
