Form 10-K/A
period 2004-11-30
GALAXY ENERGY CORP
filed 2005-03-17
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 1


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

                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2004             2003              2002

Summary of Operations:
   Revenue                                                         $     122,455     $      --       $       --
   Lease operating costs                                                  59,247            --               --
   General & administrative expense                                    3,517,218         2,095,495        1,140,066
   Depreciation, depletion and amortization                               76,390            66,454           --
   Net loss                                                           (9,831,104)       (2,579,595)      (1,140,066)
   Net loss per share                                                      (0.18)            (0.08)           (0.04)


                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2004             2003              2002
Balance Sheet:
   Working capital (deficiency)                                    $    (626,108)    $   1,756,776    $  (1,012,916)
   Cash and cash equivalents                                          10,513,847         2,239,520           41,320
   Oil and gas properties, net                                        37,491,529         2,799,720          873,797
   Total assets                                                       49,648,165         5,655,433          954,339
   Long-term debt                                                     11,629,001                --               --
   Stockholders' equity  (deficit)                                    26,681,207         2,634,559         (149,897)


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


         We recorded interest and financing costs of $6,352,100 in 2004 compared to $417,646 in 2003. The 2004 expense is comprised of interest on 7% convertible debentures, the convertible notes and other notes payable of $848,157, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050 respectively, the amortization of the discount on the convertible debentures and convertible notes of $1,645,431, amortization of deferred financing costs of $442,817, and the write-off of the balance of unamortized discount and deferred financing costs relating to the convertible debentures in the amounts of $2,537,518 and $441,886, respectively. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact we were unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 5 and Note 6 to the financial statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures and convertible notes payable. The 2003 expense is comprised of interest on 7% convertible debentures and other notes payable of $75,967, the amortization of the discount on the convertible debentures of $292,682, and $48,997 of amortization of deferred financing costs.



         Our loss for the year ended November 30, 2004 of $9,831,104 increased the accumulated deficit as of that date to $13,550,765.


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


         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. For the 2004 fiscal year, we used $24,671,863 for operating and investing activities, as compared to $3,953,078 for fiscal 2003. We expended $34,029,772 on oil and gas property acquisition, drilling, completion and construction of facilities in 2004, and had $10,513,847 of cash at November 30, 2004. In comparison, we expended $2,306,409 on property acquisition costs during the fiscal year ended November 30, 2003, and had $2,239,520 of cash at November 30, 2003.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our executive officers and directors are:

      NAME                             AGE     POSITION
      Marc E. Bruner                    31     President and Director
      Carmen Lotito                     60     Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Director
      Cecil D. Gritz                    61     Chief Operating Officer and
                                               Director
      Richard E. Kurtenbach             49     Vice President - Administration
                                               and Controller
      Gerri Baratz                      54     Secretary

      Nathan C. Collins                 70     Director

      Dr. James M. Edwards              58     Director
      Robert Thomas Fetters, Jr.        64     Director
      Thomas W. Rollins                 72     Director

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

PERFORMANCE CHART


         The following chart shows the changes in the value of $100, over the period of November 2002, when the company began trading, until November 30, 2004, invested in: (1) Galaxy Energy Corporation; (2) the NASDAQ Market Index; and (3) a peer group consisting of the 28 publicly-held companies in the S&P Small Cap Energy Index. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on November 30, 2002 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of the our common stock.




                                [GRAPHIC OMITTED]



--------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                         11/30/2002    11/30/2003     11/30/2004
--------------------------------------------------------------------------------
GALAXY ENERGY CORP.                       $100.00       $199.13        $122.61
--------------------------------------------------------------------------------

S&P SMALL CAP ENERGY INDEX                $100.00       $143.91        $178.16

--------------------------------------------------------------------------------
NASDAQ COMPOSITE                          $100.00       $132.56        $141.79
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

                                       GALAXY ENERGY CORPORATION



Date:  March 17, 2005                  By:   /s/ MARC E. BRUNER
                                          --------------------------------------
                                              Marc E. Bruner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                          DATE


                                         President and Director (Principal Executive
/s/ MARC E. BRUNER                       Officer)                                       March 17, 2005
----------------------------------
Marc E. Bruner
                                         Executive Vice President, Chief Financial
                                         Officer, Treasurer and Director (Principal
/s/ CARMEN J. LOTITO                     Financial Officer)                             March 17, 2005
----------------------------------
Carmen J. Lotito


                                         Vice President - Administration and
/s/ RICHARD E. KURTENBACH                Controller (Principal Accounting Officer)      March 17, 2005
----------------------------------
Richard E. Kurtenbach


/s/ NATHAN C. COLLINS                    Director                                       March 17, 2005
----------------------------------
Nathan C. Collins


                                         Director
----------------------------------
Dr. James M. Edwards


/s/ ROBERT THOMAS FETTERS, JR.           Director                                       March 17, 2005
----------------------------------
Robert Thomas Fetters, Jr.


/s/ CECIL D. GRITZ                       Director                                       March 17, 2005
----------------------------------
Cecil D. Gritz



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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM       CUMULATIVE FROM
                                                                                   INCEPTION (JUNE        INCEPTION
                                              YEAR ENDED         YEAR ENDED          18, 2002) TO      (JUNE 18, 2002)
                                             NOVEMBER 30,       NOVEMBER 30,         NOVEMBER 30,           TO
                                                 2004               2003                 2002          NOVEMBER 30, 2004

REVENUE
     Natural gas sales                      $     122,455     $            -       $             -    $      122,455
                                            --------------    ---------------      ----------------   ---------------

COSTS AND EXPENSES
     Lease operating expense                       59,247                  -                     -            59,247
     General and administrative                 3,517,218          2,095,495             1,140,066         6,752,779
     Abandoned oil and gas
     properties                                         -             65,769                     -            65,769
     Depreciation and amortization                 76,390                685                     -            77,075
                                            --------------    ---------------      ----------------   ---------------
                                                3,652,855          2,161,949             1,140,066         6,954,870
                                            --------------    ---------------      ----------------   ---------------

OTHER INCOME (EXPENSE)
     Interest income                               51,396                  -                     -            51,396
     Interest expense and
       financing costs                         (6,352,100)          (417,646)                    -        (6,769,746)
                                            --------------    ---------------      ----------------   ---------------
                                               (6,300,704)          (417,646)                    -        (6,718,350)
                                            --------------    ---------------      ----------------   ---------------


NET (LOSS)                                  $  (9,831,104)    $   (2,579,595)      $    (1,140,066)   $  (13,550,765)
                                            ==============    ===============      ================   ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                        $       (0.18)    $        (0.08)      $         (0.04)   $        (0.34)
                                            ==============    ===============      ================   ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED                              53,488,853         32,391,981            27,837,822        40,178,384
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      PERIOD FROM       CUMULATIVE FROM
                                                                                       INCEPTION            INCEP-
                                                                                       (JUNE 18,         TION (JUNE 18,
                                                      YEAR ENDED      YEAR ENDED        2002) TO           2002) TO
                                                     NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,        NOVEMBER 30,
                                                         2004            2003             2002               2004
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (9,831,104)  $  (2,579,595)  $   (1,140,066)     $  (13,550,765)
   Adjustments to reconcile net loss to
   net cash used by operating activities
   Stock for services                                          -          64,600          200,000             264,600
   Stock for services - related                                -          90,000                -              90,000
   Stock for debt-related                                      -         233,204                -             233,204
   Amortization of discount on convertible
   debentures                                          1,642,675         292,682                -           1,935,357
   Amortization of deferred financing
   costs                                                 442,816          48,997                -             491,813
   Writeoff of discount on convertible debentures
   and warrants upon conversion                        2,537,518               -                -           2,537,518
   Writeoff of deferred financing costs
   upon conversion                                       441,886               -                -             441,886
   Compensation expense on vested stock
   options to non-employees                               34,521               -                -              34,521
   Depreciation, depletion, and amortization
   expense                                                71,389             685                -              72,074
   Abandonment of oil and gas
   properties                                                  -          65,769                -              65,769
   Other                                                  12,075          11,178                -              23,253
   Changes in assets and liabilities
     Accounts payable                                    (63,539)       (303,488)         284,344             (82,683)
     Accounts payable - related                          (46,274)        (73,172)         233,204             113,758
     Interest payable                                    631,000          74,720                -             705,720
     Prepaids and other current assets                  (137,522)        (54,573)               -            (192,096)
     Other                                                 4,973               -           (9,960)             (4,987)
                                                    -------------  --------------  ---------------     ---------------

Net cash used by operating activities                 (4,259,586)     (2,128,993)        (432,478)         (6,821,058)
                                                    -------------  --------------  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties               (20,266,368)     (1,787,926)        (351,883)        (22,406,176)
   Purchase of furniture and equipment                  (145,909)         (2,419)          (2,793)           (151,121)
   Advance to affiliate                                        -         (35,000)         (25,000)            (60,000)
   Cash received upon recapitalization and
   merger                                                      -           1,260            2,974               4,234
                                                    -------------  --------------  ---------------     ---------------

Net cash used in investing activities                (20,412,277)     (1,824,085)        (376,702)        (22,613,063)
                                                    -------------  --------------  ---------------     ---------------



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

         LIQUIDITY

         During the year ended  November  30, 2004,  the Company  incurred a net loss of $9,831,104 and used cash for operating activities of $4,259,586. As of November 30, 2004, the Company had a working capital deficiency of $626,108. Included in current liabilities at November 30, 2004 is the current portion of convertible notes payable of $6,249,557 and related accrued interest of $565,685. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. As discussed in Note 12, subsequent to November 30, 2004 the Company made principle and interest payments to the Convertible Note Holders in both common stock and cash; issued $7,695,000 in Senior Subordinated Convertible Notes; and has received $451,272 from the exercise of 635,594 warrants at a price of $.71 per share.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                           2004                   2003
           Net loss
             As reported                                            $  (9,831,104)         $  (2,579,595)
           Add stock based compensation
             included in reported net loss                                 34,525                      -
           Deduct stock based compensation expense
             determined under fair value method                        (1,868,653)                     -
                                                                    --------------         --------------
           Pro forma net loss                                       $ (11,665,232)         $  (2,579,595)
                                                                    ==============         ==============
                     Net (loss) per share
                       As reported                                  $       (0.18)         $       (0.08)
                                                                    ==============         ==============
                       Pro forma                                    $       (0.22)         $       (0.08)
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

         WYOMING

         On December 22, 2003, the Company completed the acquisition of unevaluated oil and gas leases in the Powder River Basin near Leiter, Wyoming, together with five non-producing wells drilled by the previous operator for $1,000,000 cash and 2,000,000 shares of common stock valued at $1.40 per share. Under the terms of the agreement, as amended, the Company is obligated to drill a total of 125 wells on the leased acreage by December 31, 2005. As of November 30, 2004, 43 wells have been drilled toward the commitment. If the Company fails to meet the 125 well commitment, it will retain its interest in only the 80 acres surrounding each well drilled at that date. All remaining acreage will be forfeited.

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

         During the year ended November 30, 2004, all investors converted their debentures into 9,558,332 shares of common stock, at a conversion rate of $.59 per share, in accordance with the terms of the Securities Purchase Agreement. On the dates of conversion, the unamortized discount attributable to the fair value of the debenture warrants, $864,722, and the unamortized discount attributable to the beneficial conversion feature, $1,672,796, is included in interest expense. At the date of conversion, certain investors

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - CONVERTIBLE DEBENTURES (CONTINUED)

         elected to convert $12,075 of interest accrued through the conversion date into 20,466 shares of common stock, rather than cash payment.

         Deferred financing costs associated with the debentures were amortized through the dates of conversion of the debentures into common stock. Amortization of deferred financing costs of $105,248 and $48,997 was recorded for the years ended November 30, 2004 and 2003, respectively. As of the conversion dates the remaining $441,886 unamortized balance of deferred financing costs was charged to operations as interest expense.


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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the Unaudited financial data for each quarter for the years ended November 30, 2004, 2003 and 2002:

                                                                       Three months ended
                                                 02/28/04           05/31/04           08/31/04          11/30/04
Revenues
  Natural gas sales                             $          -      $           -      $      23,780     $     98,675

Operating expenses
  Lease operating expenses                                 -                  -             15,215           44,032
  General and administrative                         676,424          1,047,625            874,001          919,168
  Abandoned oil and gas properties                         -                  -                  -                -
  Depreciation and amortization                        1,335             21,767             18,207           35,081
                                                -------------     --------------     --------------    -------------
                                                     677,759          1,069,392            907,423          998,281

Other income (expense)
  Interest                                            13,337              9,897              7,652           20,510
  Interest and financing costs                      (771,594)        (2,288,633)          (191,268)      (3,100,605)
                                                -------------     --------------     --------------    -------------
                                                    (758,257)        (2,278,736)          (183,616)      (3,080,095)
                                                -------------     --------------     --------------    -------------

Net (loss)                                      $ (1,436,016)     $  (3,348,128)     $  (1,067,259)    $ (3,979,701)
                                                =============     ==============     ==============    =============

Net (loss) per common share
  Basic and diluted                             $      (0.03)     $       (0.06)     $       (0.02)    $      (0.07)
                                                =============     ==============     ==============    =============


         During the 4th quarter of the year ended November 30, 2004, the Company recorded a cumulative adjustment in the amount of $1,306,608 to reflect the write-off of the unamortized balance of the discount attributable to the fair value of the warrants, $864,722, and the unamortized balance of deferred financing costs, $441,886, at the date of conversion of the convertible debentures issued in the prior fiscal year. The amounts have been charged to operations as interest expense.

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
