Form 10-Q
period 2005-02-28
GALAXY ENERGY CORP
filed 2005-04-14
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2005

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from______________ to _________________

                         Commission file number 0-32237

                            GALAXY ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              COLORADO                                98-0347827
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)

              1331 - 17TH STREET, SUITE 730, DENVER, COLORADO 80202
               (Address of principal executive offices)     (Zip Code)

                                 (303) 293-2300
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). [ ]Yes [x]No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           60,752,703 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2005

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       FEBRUARY 28, 2005      NOVEMBER 30, 2004
                                                                          (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $     5,399,478        $    10,513,847
     Accounts receivable                                                         99,732                 43,786
     Prepaid and other                                                          293,670                154,216
                                                                        ----------------       ----------------
         Total Current Assets                                                 5,792,880             10,711,849
                                                                        ----------------       ----------------

UNDEVELOPED OIL AND GAS ASSETS, AT COST,
     FULL COST METHOD OF ACCOUNTING                                          42,285,188             37,491,529
                                                                        ----------------       ----------------

FURNITURE AND EQUIPMENT, NET                                                    181,306                130,083
                                                                        ----------------       ----------------
OTHER ASSETS
     Deferred financing costs, net                                            1,018,523              1,310,650
     Other                                                                        4,053                  4,054
                                                                        ----------------       ----------------
                                                                              1,022,576              1,314,704
                                                                        ----------------       ----------------

TOTAL ASSETS                                                            $    49,281,950        $    49,648,165
                                                                        ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $     3,037,678        $     2,152,977
     Accounts payable - related party                                           103,738                113,758
     Current portion of notes payable - related party                                 -                 15,946
     Current portion of convertible notes payable, net                        8,766,214              6,249,557
     Notes payable                                                            2,600,000              2,100,000
     Interest payable                                                           494,360                705,719
                                                                        ----------------       ----------------
         Total Current Liabilities                                           15,001,990             11,337,957
                                                                        ----------------       ----------------
LONG TERM OBLIGATIONS
     Convertible notes payable, net                                           8,766,214             10,415,928
     Notes payable                                                                    -                500,000
     Asset retirement obligation                                                748,401                713,073
                                                                        ----------------       ----------------
         Total long term obligations                                          9,514,615             11,629,001
                                                                        ----------------       ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
         Authorized - 25,000,000 shares
         Issued - none                                                                -                      -
     Common stock, $.001 par value
         Authorized - 400,000,000 shares and
         100,000,000 shares
         Issued and outstanding - 60,752,703 shares
              and 58,817,509 shares                                              60,753                 58,818
     Capital in excess of par value                                          41,638,827             40,173,154
     Deficit accumulated during the development stage                       (16,934,235)           (13,550,765)
                                                                        ----------------       ----------------
         Total Stockholders' Equity                                          24,765,345             26,681,207
                                                                        ----------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    49,281,950        $    49,648,165
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                CUMULATIVE FROM
                                                                                                   INCEPTION
                                                           THREE MONTHS ENDED                  (JUNE 18, 2002) TO
                                                FEBRUARY 28, 2005      FEBRUARY 29, 2004       FEBRUARY 28, 2005
REVENUE
   Natural gas sales                             $         111,877      $             -       $           234,332
                                                 ------------------     ----------------      --------------------

COSTS AND EXPENSES
   Lease operating expense                                 172,137                    -                   231,384
   General and administrative                            1,255,511              676,424                 8,021,627
   Abandoned oil and gas properties                              -                                         65,769
                                                                     -
   Depreciation and amortization                            68,904                1,335                    80,399
                                                 ------------------     ----------------      --------------------
                                                         1,496,552              677,759                 8,399,179
                                                 ------------------     ----------------      --------------------

OTHER INCOME (EXPENSE)
   Interest income                                          36,560               13,337                   101,293
   Interest expense and financing costs                 (2,035,355)            (771,924)               (8,870,681)
                                                 ------------------     ----------------      --------------------
                                                        (1,998,795)            (758,587)               (8,769,388)
                                                 ------------------     ----------------      --------------------

NET (LOSS)                                       $      (3,383,470)     $    (1,436,346)      $       (16,934,235)
                                                 ==================     ================      ====================

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                             $           (0.06)     $         (0.03)      $             (0.40)
                                                 ==================     ================      ====================

WEIGHTED AVERAGE NUMBER OF COMMON   SHARES
OUTSTANDING BASIC AND DILUTED
                                                        59,873,805           43,023,687                41,969,541
                                                 ==================     ================      ====================











        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     CUMULATIVE FROM
                                                                                                        INCEPTION
                                                                   THREE MONTHS ENDED               (JUNE 18, 2002) TO
                                                        FEBRUARY 28, 2005     FEBRUARY 29, 2004     FEBRUARY 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $      (3,383,470)    $      (1,436,346)    $     (16,934,235)
   Adjustments to reconcile net loss to net cash
   used by operating activities
   Stock for interest                                            985,098                     -               985,098
   Stock for services                                                  -                     -               264,600
   Stock for services - related party                                  -                     -                90,000
   Stock for debt - related party                                      -                     -               233,204
   Amortization of discount on convertible
   debentures                                                    866,943               595,696             2,802,300
   Amortization of deferred financing costs                      292,127                65,580               849,520
   Writeoff of discount on convertible
   debentures and warrants upon conversion                             -                     -             2,537,518
   Writeoff of deferred financing costs upon
   Conversion                                                          -                     -               441,886
   Compensation expense on vested stock
   options to non-employees                                       31,238                     -                65,759
   Depreciation, depletion, and amortization
   expense                                                        68,904                 1,336                80,399
   Abandonment of oil and gas properties                               -                     -                65,769
   Other                                                               -                     -                23,253
   Changes in assets and liabilities
     Accounts payable                                            355,946                19,071               273,263
     Accounts payable - related                                  (10,020)              (55,812)              103,738
     Interest payable                                           (211,360)                5,496               494,360
     Prepaids and other current assets                          (195,400)             (130,318)             (392,497)
     Other                                                             -                (6,280)               (4,987)
                                                       ------------------    ------------------    ------------------

Net cash used by operating activities                         (1,199,994)             (941,577)           (8,021,052)
                                                       ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                        (4,285,970)           (1,174,004)          (26,692,146)
   Purchase of furniture and equipment                           (63,731)              (60,531)             (214,852)
   Advance for prepaid drilling costs                                  -            (1,662,932)                    -
   Advance to affiliate                                                -                     -               (60,000)
   Cash received upon recapitalization and merger                      -                     -                 4,234
                                                       ------------------    ------------------    ------------------

Net cash used in investing activities                         (4,349,701)           (2,897,467)          (26,962,764)
                                                       ------------------    ------------------    ------------------




        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                                     CUMULATIVE FROM
                                                                                                        INCEPTION
                                                                   THREE MONTHS ENDED               (JUNE 18, 2002) TO
                                                        FEBRUARY 28, 2005     FEBRUARY 29, 2004     FEBRUARY 28, 2005
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                  -            15,452,800            17,905,300
   Proceeds from the sale of convertible notes
   payable                                                             -                     -            20,000,000
   Proceeds from sale of convertible debentures                        -                     -             5,040,000
   Debt and stock offering costs                                       -            (1,175,781)           (2,910,700)
   Payment of note payable - related party                       (15,946)              (22,500)             (129,578)
   Proceeds from exercise of warrants                            451,272                27,000               478,272
                                                       ------------------    ------------------    ------------------

Net cash provided by financing activities                        435,326            14,281,519            40,383,294
                                                       ------------------    ------------------    ------------------

NET (DECREASE) INCREASE IN CASH                               (5,114,369)           10,442,475             5,399,478

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIODS               10,513,847             2,239,520                     -
                                                       ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIODS              $       5,399,478     $      12,681,995     $       5,399,478
                                                       ==================    ==================    ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                              $         102,547     $         105,151     $         311,248
                                                       ==================    ==================    ==================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Debt incurred for oil and gas properties            $               -     $       2,600,000     $       3,646,000
                                                       ==================    ==================    ==================
   Stock issued for services                           $               -     $               -     $         354,600
                                                       ==================    ==================    ==================
   Stock issued for interest and debt                  $         985,098     $               -     $       1,108,719
                                                       ==================    ==================    ==================
   Stock issued for convertible debt                   $               -     $         900,000     $       5,640,000
                                                       ==================    ==================    ==================
   Warrants issued for offering and financing costs    $               -     $       1,058,103     $       1,569,702
                                                       ==================    ==================    ==================
   Discount on convertible notes and debentures
   issued                                              $               -     $               -     $       7,807,387
                                                       ==================    ==================    ==================
   Conversion of interest to debt                      $               -     $               -     $          11,178
                                                       ==================    ==================    ==================
   Stock issued for subsidiary - related               $               -     $               -     $        (202,232)
                                                       ==================    ==================    ==================
   Stock issued for oil and gas properties             $               -     $       8,200,000     $       9,146,800
                                                       ==================    ==================    ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION

       Galaxy Energy Corporation is an independent oil and gas company primarily engaged in the exploration for, and the acquisition and development of crude oil and natural gas. These activities have been conducted primarily in the Rocky Mountain region of the United States.

       The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended November 30, 2004.

       The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

       LIQUIDITY

       During the three months ended February 28, 2005, the Company incurred a net loss of $3,383,470 and used cash for operating activities of $1,199,994. As of February 28, 2005, the Company had a working capital deficiency of $9,209,110. Included in current liabilities at February 28, 2005 is the current portion of convertible notes payable of $8,766,214 and related accrued interest of $318,272. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. As discussed in Note 8, subsequent to February 28, 2005 the Company made principal and interest payments to the Convertible Note Holders in both common stock and cash; issued $7,695,000 in Senior Subordinated Convertible Notes; and agreed in principle, subject to completion and execution of definitive documentation, to terms of a senior secured convertible note financing in the aggregate principal amount of $10,000,000.

       Management believes these transactions are an indication of the Company's ability to generate additional capital to meet its obligations during the remainder of the year. However, the Company's drilling program for the coming year will require additional capital and will require the Company to raise additional funds by selling securities, issuing debt, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of the Company's equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell assets to meet its operating and capital requirements, it may not realize the full market value of the assets and the sales price could be less than the Company's carrying value of the assets.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of February 28, 2005, the Company has recognized initial natural gas production from a number of its wells; however, due to the limited production history, all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       The Company has, through acquisition and drilling, acquired working interests in 222 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at February 28, 2005. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the three months ended February 28, 2005:

       Asset retirement obligation beginning of period          $ 713,073
            Liabilities incurred                                   32,452
            Accretion                                               2,876
                                                                ---------

       Asset retirement obligation end of period                $ 748,401
                                                                =========

       SHARE BASED COMPENSATION

       In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB
       25. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the three months ended February 28, 2005 and February 29, 2004 would have been adjusted to the pro-forma amounts indicated below.

                                                  February 28, 2005        February 29, 2004
          Net loss
            As reported                             $ (3,383,470)            $ (1,436,346)
          Add stock based compensation
            included in reported net loss                 31,238                        -
          Deduct stock based compensation expense
            determined under fair value method          (374,271)                       -
                                                    -------------            -------------
          Pro forma net loss                        $ (3,726,503)            $ (1,436,346)
                                                    =============            =============
                 Net (loss) per share
                   As reported                      $      (0.06)            $      (0.03)
                                                    =============            =============
                   Pro forma                        $      (0.06)            $      (0.03)
                                                    =============            =============



       The calculated value of stock options granted during 2005 and 2004 under the plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                               2005                  2004

       Expected option life-years                 10                      10
       Risk-free interest rate                 4.25%               2 - 4.75%
       Dividend yield                              0                       0
       Volatility                           66 - 78%               79 - 110%

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

       RECLASSIFICATION

       Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - PROPERTY AND EQUIPMENT

       OIL AND GAS PROPERTIES

       At February 28, 2005, the Company's oil and gas properties consist of oil and gas lease acquisition costs and capitalized drilling, completion and facility costs. The Company had no proved reserves and all properties are considered to be unevaluated.

       As of February 28, 2005, the Company has acquired interests in 222 natural gas wells in the Powder River Basin either through acquisition or drilling. Twenty-four wells have had initial production but due to the lack of sufficient production history, proved reserves have not been determined. The remaining wells are in various stages of completion or awaiting hook up to pipelines.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

       UNEVALUATED PROPERTIES

       At February 28, 2005 and November 30, 2004 the Company's unevaluated oil and gas properties consist of costs incurred in the following areas:

                                                      February 28, 2005             November 30, 2004
       Oil and gas properties - full cost method
          United States                                 $ 42,199,279                   $  37,405,620
          Europe                                              85,909                          85,909
                                                        ------------                   -------------

                                                        $ 42,285,188                   $  37,491,529
                                                        ============                   =============

       The Company's oil and gas expenditures to date, have consisted of acquisition costs to purchase, lease or otherwise acquire properties, costs to drill complete and equip wells and costs to construct gathering systems and production facilities. The Company has realized initial production from twenty-two wells. Due to the relatively short production history, the Company does not have sufficient production information by which reserves can be estimated. The Company has no proved reserves at February 28, 2005 and all oil and gas property costs relate to unevaluated properties.

NOTE 4 - NOTES PAYABLE

       During the three months ended February 28, 2005 the Company paid in cash the remaining note payable balance owed to the President of Pannonian, $15,946.

       OTHER

       In connection with the January 2004 acquisition of oil and gas properties from DAR LLC, the company issued a promissory note to DAR in the amount of $2,600,000. The note called for interest at a rate of 6% per annum and for principal payments of $1,000,000 on January 14, 2005 and $1,600,000 on June 24, 2005.

       On January 19, 2005, the Company entered into an amendment to the agreement with DAR whereby for the payment of $100,000 by January 21, 2005, the payment schedule was revised as follows:

              Due on or before March 1, 2005              $500,000
              Due on or before August 19, 2005           1,600,000
              Due on or before January 13, 2006            500,000

NOTE 5 - CONVERTIBLE NOTES PAYABLE

       In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants (the "Notes"). Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The Notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company's assets, and are

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

       The Company was required to pay total accrued interest as of January 14, 2005. The Company notified the holders of the Notes (the "Holders") that, in accordance with the terms of the Convertible Notes, the payment of accrued interest due on January 14, 2005, would be made in shares of the Company's Common Stock instead of cash. The Holders converted the accrued interest totaling $863,440 into 722,567 shares of Common Stock at various conversion rates. The Company recognized additional interest expense of $121,658 on the conversions, representing the difference between the market price of the stock and the conversion rates at the respective conversion dates.

       The fair value of the warrants, estimated as of the issue date under the Black-Scholes pricing model, resulted in a discount to the notes of $4,336,316. Amortization of the discount of $866,943 is included in interest expense for the three months ended February 28, 2005.

       Deferred financing costs associated with the notes in the amount of $1,648,218 have been capitalized and are being amortized over the life of the notes. For the three months ended February 28, 2005 amortization of financing costs of $292,127 was recorded as interest.

NOTE 6 - STOCKHOLDERS' EQUITY

       COMMON STOCK

       During the three months ended February 28, 2005, the Company issued shares of its common stock as follows:
       o 305,656 shares issued in conjunction with the cashless exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003.
       o 271,377 shares issued in conjunction with the cashless exercise of 508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003.
       o 635,594 shares for $451,272 cash for the exercise of 635,594 of warrants at an exercise price of $0.71 per share.
       o 722,567 shares issued to Holders of Senior Secured Convertible Notes in connection with the conversion of $863,440 of accrued interest at various conversion rates, ranging from $1.16 to $1.29 per share.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7 - STOCK OPTION PLAN

       The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At February 28, 2005 and February 29, 2004, options to purchase 2,025,000 and 3,380,000 shares were available to be granted pursuant to the stock option plan.

       In December 2004 the Company granted certain employees and consultants options to purchase a total of 925,000 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the dates of grant. The options vest over terms of two to five years.

       On January 1, 2005, the Company granted each of the Company's outside directors options to purchase 12,500 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant.

NOTE 8 - SUBSEQUENT EVENTS

       a) The Company notified the Holders that in accordance with the terms of the Convertible Notes, the principal and interest payment due on March 1, 2005, totaling $1,148,402, would be made part in cash, $474,217, and the balance, $674,185, in shares of the Company's
              Common Stock. On March 1, 2005, holders converted $674,185 into 433,671 shares of Common Stock at a conversion rate of $1.55 per share.

       b) On March 2, 2005, the Company entered into a Lease Acquisition and Development Agreement (the "Agreement") with two non-related
              parties  to  acquire  an  initial  58-1/3%  working  interest   in
              unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. In connection with the Agreement the Company entered into a Participation Agreement with a related party, to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Jointly, the Company and the Related Party have an obligation under the Agreement to drill one well by November 1, 2005 and nine additional wells by August 22, 2006.

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

       c) On April 4, 2005, the Company agreed in principle, subject to completion and execution of definitive documentation, to terms of a senior secured convertible note financing in the aggregate principal amount of $10,000,000. The notes would be secured by a security interest in all of the assets of the Company and the domestic properties of its subsidiaries. Such security interest would rank equally with that of the senior secured convertible notes issued by the Company on August 19, 2004 and October 27, 2004 (the "2004 Notes"). The investors of the proposed financing are the holders of 100% of the 2004 Notes. The notes would be senior to the convertible note financing completed in March 2005. The notes and related documents would have terms substantially similar to the 2004 Notes and related documentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This report contains forward-looking statements. You should review our cautionary note about forward-looking statements at the end of this section.

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

         Our goal for the second phase of our business plan, which commenced March 1, 2004, was to determine the potential of our properties. We believed that by so doing, we could develop a plan to secure additional funding for what is hoped to be development drilling projects. During the second half of the fiscal year ended November 30, 2004, we raised additional funding for our coal bed methane development program in the Powder River Basin of Wyoming. We also raised additional funds to diversify our property position and acquire oil and gas properties in the Piceance Basin of Colorado in March 2005.

         Our tasks now are to establish reserves on our properties and to place our properties into production. We had interests in 153 completed wells and 70 wells in various stages of completion as of April 7, 2005. While we recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of equity and/or debt securities. We believe, however, that our recent property acquisition in the Piceance Basin, as well as the results from our drilling operations in the Powder River Basin, will enhance our ability to obtain such financing on suitable terms

RESULTS OF OPERATIONS

         During the three months ended February 28, 2005 we recorded natural gas sales volumes of 28,935 mcf compared to zero sales volumes in the same period in 2004. We recorded $111,877 of natural gas sales and $172,137 of lease operating and production tax expense on the sales volumes for the quarter ending February 2005 compared to natural gas sales of zero and lease operating and production tax expense of zero during the same period in 2004. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $52,951 or $1.83 per mcf during our quarter ending February 28, 2005 compared with zero DD&A expenses during the same period of 2004. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

         We recorded interest income earned on cash deposits in commercial banks of $36,560 during the quarter ending February 28, 2005 compared to $13,337 during the same period in 2004. The cash deposits resulted from our financing and fund raising activities during our fiscal year ending November 30, 2004.

         For the quarters ended February 28, 2005 and 2004, we recorded general and administrative costs of $1,255,511 and $676,424, respectively. Significant expenses in the quarter ending February 28, 2005 included: salaries and benefits of $247,288; professional and consulting fees of $253,288; travel and entertainment, primarily related to financing activities, of $166,846; legal expenses of $129,324; investor relations of $185,502; office lease and expenses of $146,890 and directors fees of $46,500. Comparative amounts for the same period in 2004 were: salaries and benefits of $73,303; professional and consulting fees of $165,685; travel and entertainment primarily related to financing activities of $88,430; legal expenses of $143,112; investor relations of $104,973; office lease and expenses of $47,667 and directors fees of $13,500. The increases in the quarter ending February 28, 2005 compared to the previous year's period reflect our significantly higher level of operational activity, including managing the completion of wells and construction of facilities in the Powder River Basin during the quarter. Also during the 2005 quarter, the Company devoted significant efforts and expenditures to additional financing activities resulting in increased legal, consulting and investor relations expenses.

         We recorded $68,904 of DD&A expenses in the quarter ending February 28, 2005 compared to $1,335 in the previous year's quarter. The increase reflects depreciation of furniture and equipment of $12,509 in the quarter ending
February 28, 2005 versus $1,335 in the previous year's period, DD&A of oil and gas properties of $52,951 in the quarter ending February 28, 2005 compared to $-0- in the previous year's period, and depreciation and accretion of the asset retirement obligation of $3,444 in the quarter ending February 28, 2005 versus $-0- in the previous year's period.

         We recorded interest and financing costs of $2,035,355 in the quarter ending February 28, 2005 compared to $771,924 in the previous year's period. The expense for this quarter is comprised of interest on the convertible notes and other notes payable of $754,628, the amortization of the discount on the convertible notes of $866,943, amortization of deferred financing costs of $292,127, respectively, and the value of the discount on the shares issued to noteholders upon conversion of accrued interest as of January 14, 2005, in the amount of $121,658. The expense in last year's quarter ending February 28, 2004 is comprised of interest on 7% convertible debentures and other notes payable of $108,012 and $65,580 of amortization of deferred financing costs, and amortization of the discount on convertible debentures of $595,696.

         Our loss for the quarter ended February 28, 2005 of $3,383,470 increased the accumulated deficit as of that date to $16,934,235. The equivalent numbers for the quarter ending February 28, 2004 were $1,436,346 and $5,156,007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, the Company has funded its activities through the sale of convertible debentures, convertible notes, common stock, and the exercise of warrants, raising net proceeds of $40,572,872 through February 28, 2005, of which $451,272 was raised during the three-month period then ended through the exercise of warrants.

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

         In March 2005, we entered into an agreement to acquire an initial 58-1/3% working interest in 4,000 net undeveloped mineral acres in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants. The unsecured notes are due June 1, 2007 and may be converted by the holders into shares of common stock at a price of $1.88 per share. The note holders also received three-year warrants to purchase 1,637,234 shares of common stock at $1.88 per share. We have agreed to register the shares underlying the notes and warrants.

         On April 4, 2005, we agreed in principle, subject to completion and execution of definitive documentation, to terms of a senior secured convertible note financing in the aggregate principal amount of $10,000,000. This financing has a term of five years, but holders will have the right to have the notes repaid at any time after three years and also in March 2007 if any of the notes discussed in the previous paragraph are then outstanding, unless certain circumstances exist. These notes will be secured by a security interest in all of our assets and the domestic properties of our subsidiaries. Such security interest will rank equally with that of the senior secured convertible notes issued by the Company on August 19, 2004 and October 27, 2004 (the "2004 Notes"). The investors in this proposed financing are the holders of 100% of the 2004 Notes. The notes will be senior to the convertible note financing discussed in the previous paragraph. The notes and related documents are expected to have terms substantially similar to the 2004 Notes and related documentation.

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through February 28, 2005, we used $34,983,816 for operating and investing activities, of which $5,549,695 was spent during the three-month period then ended. We had $5,399,478 of cash at February 28, 2005. In comparison, we expended $3,839,044 for operating and investing activities during the three months ended February 28, 2004, and had $12,681,995 of cash at February 28, 2005.

         WORKING CAPITAL DEFICIENCY. At February 28, 2005, we had a working capital deficiency of $9,209,110, compared to a working capital deficiency of $626,108 at November 30, 2004. Included in the working capital deficiency at February 28, 2005 was $8,766,214 of convertible note payments due in the next twelve months. A total of $1,148,401.83 was due under the notes on March 1, 2005. This included a principal repayment of $833,333 plus interest at 12.5% for the period from January 14, 2005 to March 1, 2005. In order to maximize the cash we have available for our drilling operations, we elected to pay such amount with $474,217.13 in cash and the remainder in converted stock. Such conversion was made by the noteholders on March 1, 2005 and a total of 433,671 shares of common stock were issued to the noteholders on that date. Likewise, In order to maximize the cash we have available for our drilling operations, we elected to make the first payment due under the convertible notes - an interest payment of $857,740 for the period from the issuance of the notes through January 14, 2005
- through the conversion of shares under the terms of the notes rather than with cash. The total of such interest amount was converted into 722,567 common shares at various conversion rates based upon the trading price of our common stock as required under the terms of the notes.

         We may, subject to certain conditions, continue to make payment of the amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible notes to determine the optimum repayment mix of cash and common stock. At February 28, 2005, we had initial production from 22 wells. We plan to utilize our available cash to complete and connect to pipelines up to 44 additional wells during the first part of the current fiscal year. Management believes that natural gas production from these wells will generate revenues sufficient to service the cash portion of the debt repayment schedule, if any.

         We are addressing our working capital deficiency through the sale of our common stock and debt securities. During the three months ended February 28, 2005, we received $451,272 from the exercise of 635,594 warrants at a price of $0.71 per share. In March 2005, we entered into an agreement to acquire a working interest in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants as described above under the Liquidity and Capital Resources section. In April, 2005, we agreed in principle to terms of a senior secured convertible note financing in the aggregate principal amount of $10,000,000 as described above under the Liquidity and Capital Resources section. During March and April 2005, we received $141,675 from the exercise of 178,438 warrants at prices ranging from $0.71 to $1.54 per share.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of February 28, 2005.

--------------------------------------------------------------------------------------------------------------------
                                                                        PAYMENTS DUE BY PERIOD
                                                   -----------------------------------------------------------------
                                                                                                             MORE
                                                                     LESS THAN 1                    3-5     THAN 5
    CONTRACTUAL OBLIGATIONS (1)<F1>                  TOTAL              YEAR         1-3 YEARS     YEARS     YEARS
--------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable (2)<F2>
   Principal                                        $20,000,000      $ 10,000,000   $10,000,000      --        --
   Interest                                           3,623,836         2,938,014       685,822      --        --
Notes payable and accrued interest                    2,816,998         2,816,998            --      --        --
--------------------------------------------------------------------------------------------------------------------
Office Leases                                           101,541            34,463        67,078      --        --
--------------------------------------------------------------------------------------------------------------------
TOTAL                                               $26,542,375       $15,789,475   $10,752,900
--------------------------------------------------------------------------------------------------------------------

(1)<F1> This table excludes the costs of drilling obligations in our European permits, as we have not determined that we will conduct those operations. In the event we do not fulfill those drilling obligations, we will forfeit the permit. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using an interest rate of 11.75% from August 19, 2004 through October 4, 2004; 12% from October 4, 2004 through January 4, 2005, 12.5% through March 2, 2005 and 12.75% thereafter.

PLAN OF OPERATION

         In addition to the above obligations, at February 28, 2005, we intended to utilize our available cash for the following capital expenditures on our oil and gas projects:

         (1) $3,876,000 for operations to complete existing wells, to construct necessary production and gathering facilities and infrastructure to commence gas production in the Leiter, Buffalo Run, Pipeline Ridge, Horse Hill, Dutch Creek, Glasgow and West Recluse areas of Wyoming; and

         (2) $60,000 to complete participation in a 16 well pilot program including related permitting costs, in Montana.

         As of April 4, 2005, we have completed approximately one-half of the work identified above leaving $1,800,000 yet to be spent as described.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At February 28, 2005, and 2004, there were no proved reserves. Costs of oil and gas properties are considered unevaluated at February 28, 2005 and 2004.

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

         From inception through February 28, 2005, we, through acquisition and drilling, acquired working interests in 222 natural gas wells. A limited number of these wells had initial gas production during the period, and the others are in various stages of completion and hook up at February 28, 2005. We adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using our estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              During the quarter ended February 28, 2005, we issued 635,594 shares of common stock upon the exercise of warrants, for proceeds of $451,271.74; issued 577,033 shares of common stock upon the "cashless exercise" of warrants; and issued 722,567 shares of common stock upon conversion of principal and interest due under convertible notes. No underwriters were used in these stock transactions. We relied upon the exemption from registration contained in Rule 506 for the sales of shares, as all of the purchasers were accredited investors.

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

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
      10.3 Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003
                   (5)
--------------------------------------------------------------------------------
      10.4         2003 Stock Option Plan (4)
--------------------------------------------------------------------------------
      10.5 Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
--------------------------------------------------------------------------------
      10.6 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
--------------------------------------------------------------------------------
      10.7 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
--------------------------------------------------------------------------------
      10.8 Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (8)
--------------------------------------------------------------------------------
      10.9 Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
--------------------------------------------------------------------------------
      10.10        Form of 7% Secured Convertible Debenture due September 24,
                   2005 (8)
--------------------------------------------------------------------------------
      10.11 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
--------------------------------------------------------------------------------
      10.12 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
--------------------------------------------------------------------------------
      10.13 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
--------------------------------------------------------------------------------
      10.14 Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
--------------------------------------------------------------------------------
      10.15 Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
--------------------------------------------------------------------------------
      10.16 Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
--------------------------------------------------------------------------------
      10.17 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (10)
--------------------------------------------------------------------------------
      10.18 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (10)
--------------------------------------------------------------------------------
      10.19 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (11)
--------------------------------------------------------------------------------
      10.20 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
      10.21 Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (11)
--------------------------------------------------------------------------------
      10.22 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (12)
--------------------------------------------------------------------------------
      10.23 Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy Energy Corporation and the Purchaser named therein (13)
--------------------------------------------------------------------------------
      10.24 Form of Common Stock Purchase Warrant Exercisable at $4.05 per Share (13)
--------------------------------------------------------------------------------
      10.25 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (14)
--------------------------------------------------------------------------------
      10.26 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (15)
--------------------------------------------------------------------------------
      10.27        Form of Initial Note (15)
--------------------------------------------------------------------------------
      10.28        Form of Conditional Note (15)
--------------------------------------------------------------------------------
      10.29        Form of Common Stock Purchase Warrant (15)
--------------------------------------------------------------------------------
      10.30 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (15)
--------------------------------------------------------------------------------
      10.31 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (15)
--------------------------------------------------------------------------------
      10.32 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (15)
--------------------------------------------------------------------------------
      10.33        Form of Mortgage (15)
--------------------------------------------------------------------------------
      10.34 Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (16)
--------------------------------------------------------------------------------
      10.35 Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc.
                   (18)
--------------------------------------------------------------------------------
      10.36 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (19)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
      10.37        Amended Participation Agreement between Marc A. Bruner and
                   Dolphin Energy Corporation dated March 16, 2005 (20)
--------------------------------------------------------------------------------
      10.38        Securities Purchase Agreement dated March 1, 2005 between
                   Galaxy Energy Corporation and the Buyers named therein (19)
--------------------------------------------------------------------------------
      10.39        Form of Note (19)
--------------------------------------------------------------------------------
      10.40        Form of Common Stock Purchase Warrant (19)
--------------------------------------------------------------------------------
      10.41        Registration Rights Agreement dated March 1, 2005 between
                   Galaxy Energy Corporation and the Buyers named therein (19)
--------------------------------------------------------------------------------
      10.42        Subordination Agreement (19)
--------------------------------------------------------------------------------
      16.1         Letter from Wheeler Wasoff, P.C. (17)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Executive Officer
--------------------------------------------------------------------------------
      32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Financial Officer
--------------------------------------------------------------------------------

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

(10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
(12) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(13) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.
(14) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(15) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(16) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(17) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(18) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.
(19) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(20) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated March 1, 2005, filed March 21, 2005, file number 0-32237.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY ENERGY CORPORATION


April 14, 2005                        By: /s/ CARMEN J. LOTITO
                                         ---------------------------------------
                                            Carmen J. Lotito
                                            Chief Financial Officer