Form 10-Q
period 2005-05-31
GALAXY ENERGY CORP
filed 2005-07-15
CIK 1132784

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 0-32237

GALAXY ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	98-0347827 (IRS Employer Identification No.)

1331 – 17th Street, Suite 1050, Denver, Colorado 80202

(Address of principal executive offices) (Zip Code)

(303) 293-2300

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐No

Indicate by check mark whether the registrant is an accelerated filer (as

defined by Rule 12b-2 of the Exchange Act). ☐Yes                ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

64,064,169 shares of Common Stock, $0.001 par value, as of

July 11, 2005

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2005 Unaudited	November 30, 2004
ASSETS		
Current assets		
Cash and cash equivalents	$ 10,884,036	$ 10,513,847
Cash, restricted	2,020,508	
Accounts receivable, trade	192,782	43,786
Accounts receivable, other	240,000	
Prepaid and other	215,448	154,216
Total Current Assets	13,552,774	10,711,849
Undeveloped oil and gas assets, at cost, full cost method of accounting, net	47,140,335	37,491,529
Furniture and equipment, net	176,558	130,083
Other assets		
Deferred financing costs, net	1,760,424	1,310,650
Other	31,439	4,054
	1,791,863	1,314,704
Total Assets	**$ 62,661,530**	**$ 49,648,165**
LIABILITIES AND STOCKHOLDER'S EQUITY		
Current liabilities		
Accounts payable and accrued expenses	$ 4,650,357	$ 2,152,977
Accounts payable - related party	98,738	113,758
Current portion of notes payable - related party	-	15,946
Current portion convertible notes payable, net	9,006,859	6,249,557
Notes payable	2,275,233	2,100,000
Interest payable	454,963	705,719
Total Current Liabilities	16,486,150	11,337,957
Long term obligations		
Convertible notes payable, net	18,225,347	10,415,928
Notes payable	-	500,000
Asset retirement obligation	913,708	713,073
	19,139,055	11,629,001
Stockholders' equity		
Preferred stock, $001 par value Authorized - 25,000,000 shares Issued - none	-	-
Common stock, $.001 par value Authorized - 400,000,000 shares Issued and outstanding - 63,238,986 shares and 58,817,509 shares	63,239	58,818
Capital in excess of par value	47,450,102	40,173,154
Deficit accumulated during the development stage	(20,477,016)	(13,550,765)
Total Stockholders' Equity	27,036,325	26,681,207
Total Liabilities and Stockholders' Equity	**$ 62,661,531**	**$ 49,648,165**

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

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2004. The current interim period reported herein should be read in conjunction with the Company’s Form 10-K for the year ended November 30, 2004.

The results of operations for the six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd. (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY

During the six months ended May 31, 2005, the Company incurred a net loss of $6,926,251 and used cash for operating activities of $2,929,858. As of May 31, 2005, the Company had a working capital deficiency of $2,933,375. Included in current liabilities at May 31, 2005 is the current portion of convertible notes payable of $9,006,859 and related accrued interest of $417,151. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. As discussed in Note 5, during the six months ended May 31, 2005, the Company made principal and interest payments to the Convertible Note Holders in both common stock and cash, issued $10,000,000 in Senior Secured Convertible Notes, issued $7,695,000 in Senior Subordinated Convertible Notes, and generated gas sales revenues of $359,276.

Management believes these transactions are an indication of the Company’s ability to generate additional capital to meet its obligations during the remainder of the year. However, the Company’s drilling program for the remainder of the fiscal year will require additional capital and will require the Company to raise additional funds by selling securities, issuing debt, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of the Company’s equity will likely result in substantial dilution to the Company’s stockholders. If the Company is forced to sell assets to meet its operating and capital requirements, it may not realize the full market value of the assets and the sales price could be less than the Company’s carrying value of the assets.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

RESTRICTED CASH

At May 31 2005, $2,020,508 of the Company’s cash balance is specifically allocated to the acquisition of non-producing leasehold interests in the Piceance Basin in connection with the Lease Acquisition and Development Agreement as discussed more fully in Note 3.

OIL AND GAS PROPERTIES

The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless: 1) the sale represents a significant portion of oil and gas properties within a cost center and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center; or 2) the proceeds of the sale are in excess of the capitalized costs within the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of May 31, 2005, the Company has recognized initial natural gas production from a number of its wells; however, due to the limited production history, all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT

The Company applies SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations as described above.

ASSET RETIREMENT OBLIGATION

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

The Company has, through acquisition and drilling, acquired working interests in 225 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at May 31, 2005. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company’s estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the six months ended May 31, 2005:

Asset retirement obligation November 30, 2004	$713,073
Liabilities incurred	187,216
Accretion	13,419

Asset retirement obligation May 31, 2005	$913,708

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE BASED COMPENSATION

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company’s net (loss) and (loss) per share for the three and six months ended May 31, 2005 and May 31, 2004 would have been adjusted to the pro-forma amounts indicated below.

	Three Months Ended
	May 31, 2005	May 31, 2004
Net loss As reported	$(3,542,781)	$(3,348,128)
Add stock based compensation included in reported net loss	52,330	--
Deduct stock based compensation expense Determined under fair value method	(395,363)	(485,492)
Pro forma net loss	$(3,885,814)	$(3,833,620)

Net (loss) per share
As reported	$(0.06)	$(0.06)
Pro forma	$(0.06)	$(0.07)

	Six Months Ended
	May 31, 2005	May 31, 2004
Net loss As reported	$(6,926,251)	$(4,784,474)
Add stock based compensation included in reported net loss	83,568	--
Deduct stock based compensation expense Determined under fair value method	(769,634)	(485,492)
Pro forma net loss	$(7,612,317)	$(5,269,966)

Net (loss) per share
As reported	$(0.11)	$(0.10)
Pro forma	$(0.13)	$(0.11)

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE BASED COMPENSATION (Continued)

The calculated value of stock options granted during 2005 and 2004 under the plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	2005	2004

Expected option life-years	10	10
Risk-free interest rate	4.25%	2 - 4.75%
Dividend yield	0	0
Volatility	66 – 78%	79 – 110%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations,” on oil and gas producing entities that use the full cost accounting method.  It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation.  SAB No. 106 will be effective for the Company once the Company has proved reserves and will exclude the future cash flows from settling asset retirement obligations in its ceiling test computation upon having proved reserves.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning December 15, 2005. The Company anticipates that the adoption of SFAS 154 will not have a material impact on its financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

At May 31, 2005, the Company’s oil and gas properties consist of oil and gas lease acquisition costs and capitalized drilling, completion and facility costs. The Company had no proved reserves and all properties are considered to be unevaluated.

As of May 31, 2005, the Company has interests in 225 natural gas wells in the Powder River Basin either through acquisition or drilling. Thirty-five wells have had initial production but due to the lack of sufficient production history, proved reserves have not been determined. The remaining wells are in various stages of completion or awaiting hook up to pipelines.

On March 2, 2005, the Company entered into a Lease Acquisition and Development Agreement (the “Agreement”) with two non-related parties to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. During the three months ended May 31, 2005 the Company paid from escrow $4,997,705 to acquire undeveloped leases in the area. The remaining balance in the escrow account together with accumulated interest is reflected as restricted cash as of May 31, 2005. Subsequent to May 31, 2005 the Company expended the remaining balance of the escrow account to acquire additional undeveloped leases in the area. In connection with the Agreement the Company entered into a Participation Agreement with a significant shareholder the (“Related Party”), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Jointly, the Company and the Related Party have an obligation under the Agreement to drill one well by December 31, 2005 and nine additional wells by August 22, 2006.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

OIL AND GAS PROPERTIES (continued)

In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the “Farmee”) to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee will make an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian’s ownership interest to 30%. The Farmee will pay 100% of the costs to drill the first well and, at its option, to drill a second well on the permit. Pannonian’s share of the proceeds of $240,000 is included in accounts receivable, other at May 31, 2005. At the time of the execution of the farmout, the Company had recorded capitalized costs in the German cost center of $42,324. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property.

In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the “Farmee”) to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the “Concession”). The farmout agreement call for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.

UNEVALUATED PROPERTIES

At May 31, 2005 and November 30, 2004 the Company’s unevaluated oil and gas properties consist of costs incurred in the following areas:

	May 31, 2005	November 30, 2004
Oil and gas properties – full cost method
United States	$47,102,850	$37,405,620
Europe	37,485	85,909
	$47,140,335	$37,491,529

The Company’s oil and gas expenditures to date, have consisted of acquisition costs to purchase, lease or otherwise acquire properties, costs to drill complete and equip wells and costs to construct gathering systems and production facilities. The Company has realized initial natural gas production from thirty-five wells. Due to the relatively short production history, the Company does not have sufficient production information by which reserves can be estimated. The Company has no proved reserves at May 31, 2005 and all oil and gas property costs relate to unevaluated properties.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTES PAYABLE

In connection with the acquisition of certain oil and gas properties in January 2004, the company issued a promissory note in the amount of $2,600,000. The note called for interest at a rate of 6% per annum and for principal payments of $1,000,000 on January 14, 2005 and $1,600,000 on June 24, 2005.

On January 19, 2005, the Company entered into an amendment to the agreement whereby for the payment of $100,000, the payment schedule was revised as follows:

Due on or before March 1, 2005	$ 500,000
Due on or before August 19, 2005	1,600,000
Due on or before January 13, 2006	500,000

On March 1, 2005, the Company paid the noteholder $500,000, consisting of $175,233 of accumulated interest and $324,767 of principal repayment.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

2004 NOTES

In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants, Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company’s assets, and are convertible into 10,695,187 shares of the Company’s common stock based on a conversion price of $1.87 per share. Monthly principal repayments of $833,333, plus accrued interest commenced on March 1, 2005. At the Company’s option, and assuming the satisfaction of certain conditions, the Company may pay the monthly installments in cash or through a partial conversion of the notes into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of the Company’s common stock on the trading day preceding the conversion. Note purchasers received warrants to purchase 5,194,806 shares of the Company’s common stock at an exercise price of $1.54 per share, for a period of three years.”). During the six months ended May 31, 2005 the Company made, in aggregate, principal payments of $2,500,000 and interest payments of $1,587,875. Of these amounts, $3,117,072 was paid by issuing 2,511,768 shares of common stock at conversion prices ranging from $1.03 to $1.55 per share, and $970,803 was paid in cash.

The fair value of the warrants, estimated as of the issue date under the Black-Scholes pricing model, resulted in a discount to the notes of $4,336,316. For the six months ended May 31, 2005, amortization of the discount of $1,596,519 is included in interest expense.

Deferred financing costs associated with the notes in the amount of $1,648,218 have been capitalized and are being amortized over the life of the notes. For the six months ended May 31, 2005 amortization of financing costs $537,966, is included in interest expense.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

MARCH 2005 NOTES

In March 2005, the Company completed a private offering of Senior Secured Convertible Notes and Warrants to a group of accredited investors. Gross proceeds from the offering were $7,695,000. The notes pay interest at the prime rate plus 6.75% per annum, mature April 30, 2007, are subordinated to Galaxy’s secured debt and existing senior debt, and are convertible into 4,093,085 shares of common stock based on a conversion price of $1.88 per share beginning September 1, 2005. Note purchasers received warrants to purchase 1,637,235 shares of the Company’s common stock at an exercise price of $1.88 per share, for a period of three years. Principal and interest on the notes are payable upon maturity.

In accordance with Emerging Issues Task Force Issue No. 98-5 (“EITF 98-5”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognizes the advantageous value of conversion rights attached to convertible debt and warrants. . This beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion price) of the beneficial conversion feature of notes and is recorded as a discount to the related debt and an addition to capital in excess of par value. The discount is amortized over the outstanding period of the related debt using the interest method.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.88 per share, zero dividends, expected volatility of 74% risk free interest rate of 3.375% and expected life of three years. The fair value of the warrants of $1,545,147 resulted in a discount to the Notes of $1,286,766, and a beneficial conversion feature to the notes of $1,286,766. The beneficial conversion feature reflects the fact the market price of the Company’s common stock exceeded the effective conversion price of the notes. The resulting discount attributable to the warrants and the beneficial conversion feature of the notes aggregating $2,573,532 has been recorded as a discount to the notes and is being amortized over the term of the notes. Amortization of the discount of $284,904 is included in interest expense for the six months ended May 31, 2005.

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a charge to the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

At May 31, 2005 and November 30, 2004 convertible notes consist of the following:

	May 31, 2005	November 30, 2004
2004 Notes	$ 17,500,000	$ 20,000,000
Less unamortized discount	(1,737,996)	(3,334,515)
March 2005 Notes	7,695,000
Less unamortized discount	(2,288,628)
May 2005 Notes	10,000,000
Less unamortized discount	(3,936,170)
	27,232,206	16,665,485
Less current portion	(9,006,859)	(6,249,557)
Long term portion	$ 18,225,347	$ 10,415,928

NOTE 6 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six months ended May 31, 2005, the Company issued shares of its common stock as follows:

•	305,656 shares issued in conjunction with the cashless exercise of 508,475 Series “A” warrants associated with the convertible debentures dated September 24, 2003.
•	271,377 shares issued in conjunction with the cashless exercise of 508,475 Series “B” warrants associated with the convertible debentures dated October 3, 2003.
•	1,332,676 shares for $992,302 cash for the exercise of 1,332,676 of warrants at an exercise prices ranging from $0.71 to $1.54 per share.
•

2,511,768 shares issued to Holders of Senior Secured Convertible Notes in connection with the conversion of $3,117,072 of principal and accrued interest at various conversion rates, ranging from $1.03 to $1.55 per share.

NOTE 7 - STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At May 31, 2005 and November 30, 2004, options to purchase 2,025,000 and 3,000,000 shares, respectively, were available to be granted pursuant to the stock option plan.

In December 2004 the Company granted certain employees and consultants options to purchase a total of 925,000 shares of the Company’s common stock for a term 10 years at the closing price of the common stock on the dates of grant. The options vest over terms of two to five years.

On January 1, 2005, the Company granted each of the Company’s outside directors options to purchase 12,500 shares of the Company’s common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant.

GALAXY ENERGY CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

In June 2005 noteholders of the 2004 Notes converted $686,120 of the scheduled June 1, 2005 principal and interest payment of $1,020,319 into 634,855 shares of common stock at various conversion rates.

In July 2005 noteholders of the 2004 Notes converted $250,452 of the scheduled July 1, 2005 principal and interest payment of $1,011,456 into 190,328 shares of common stock at a conversion rate of $1.32 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our goal for the second phase of our business plan, which commenced March 1, 2004, was to determine the potential of our properties. We believed that by so doing, we could develop a plan to secure additional funding for what is hoped to be development drilling projects. During the second half of the fiscal year ended November 30, 2004, and in May of 2005 we raised additional funding for our coal bed methane development program in the Powder River Basin of Wyoming. We also raised additional funds to diversify our property position and acquire oil and gas properties in the Piceance Basin of Colorado in March 2005. In May 2005 we entered into a farmout agreement with Empyrean Energy PLC to evaluate our Neues Bergland Exploration Permit, located near Kusel in the state of Rheinland Pfalz, Germany. The farmout agreement calls for the drilling of an initial test well which is expected to begin in mid August 2005. Also in May 2005 we entered into a farmout agreement with Falcon Oil & Gas Ltd. (a related party) to evaluate our concession in the Jiu Valley Coal Basin in Romania. This agreement provides for drilling two test wells, one of which is required and one which is optional. The first test well on the Jiu Valley Concession has been begun.

Our tasks now are to establish reserves on our properties and to place our properties into production. We had interests in 158 completed wells and 67 wells in various stages of completion as of July 6, 2005. We generated $359,276 in revenues in the first six months of the current fiscal year and we expect to generate increasing levels of revenue over the remainder of the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of equity and/or debt securities. We believe, however, that our recent property acquisition in the Piceance Basin, as well as the results from our drilling operations in the Powder River Basin, Germany and Romania, will enhance our ability to obtain such financing on suitable terms

Results of Operations

Three months ended May 31, 2005 compared to the three months ended May 31, 2004

During the three months ended May 31, 2005 we recorded natural gas sales volumes of 41,065 mcf compared to zero sales volumes in the same period in 2004. We recorded $247,399 ($6.02/mcf) of natural gas sales and $204,273 ($4.97/mcf) of lease operating and production tax expense on the sales volumes for the quarter ending May 2005 compared to natural gas sales of zero and lease operating and production tax expense of zero during the same period in 2004. Depreciation, depletion and amortization (“DD&A”) expenses associated with the gas sales were $75,149 or $1.83 /mcf during the quarter ending May 31, 2005 compared with zero DD&A expenses during the same period of 2004. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

During the three months ended May 31, 2005, we recorded a gain on the sale of oil and gas properties of $197,676, reflecting the excess of proceeds to be received on the farm-out of the Neues Bergland Exploration Permit in Germany. No such sales occurred in the corresponding quarter in 2004. The proceeds from the sale were received in June 2005.

We recorded interest income earned on cash deposits in commercial banks of $43,922 during the quarter ending May 31, 2005 compared to $9,897 during the same period in 2004. The increase in interest income is due to additional cash resulting from our financing and fund raising activities during our fiscal year ending November 30, 2004 and in March 2005.

For the quarters ended May 31, 2005 and 2004, we recorded general and administrative costs of $1,247,863 and $1,037,728, respectively. Significant expenses in the quarter ending May 31, 2005 included: salaries and benefits of $265,568; professional and consulting fees of $158,709; travel and entertainment, primarily related to financing activities, of $137,348; legal expenses of $201,773; investor relations of $206,421; office lease and expenses of $108,604, audit fees and accounting expenses of $57,161, directors fees of $46,500, and prospect generation, maintenance, and presentation fees of $65,777. Comparative amounts for the same period in 2004 were: salaries and benefits of $140,922; professional and consulting fees of $188,607; travel and entertainment primarily related to financing activities of $124,593; legal expenses of $146,502; investor relations of $165,144; office lease and other expenses of $100,369, audit fees and accounting expenses of $63,657 and directors fees of $90,395. The increases in the quarter ending May 31, 2005 compared to the previous year’s period reflect a higher level of operational activity, including increased involvement in the completion of wells and construction of facilities in the Powder River Basin the Company’s entry into the Piceance Basin and the negotiation of two farm-out agreements for international projects. Also during the 2005 quarter, the Company devoted significant efforts and expenditures to additional financing activities resulting in increased legal and investor relations expenses.

We recorded $104,990 of DD&A expenses in the quarter ending May 31, 2005 compared to $21,768 in the previous year’s quarter. The increase in 2005 versus 2004 primarily reflects DD&A on 41,065 mcf of natural gas produced during the quarter as compared to -0- the year before.

We recorded interest and financing costs of $2,474,651 in the quarter ending May 31, 2005 compared to $2,298,529 in the previous year’s period. The expense for this quarter is comprised of interest on the convertible notes and other notes payable of $866,666, the amortization of the discount on the convertible notes of $1,014,480, amortization of deferred financing costs of $289,142, and the value of the discount on the shares issued to noteholders upon conversion of principal and accrued interest, in the amount of $304,363. The expense in last year’s quarter ending May 31, 2004 is comprised of interest on 7% convertible debentures and other notes payable of $103,007, liquidated damages related to the 2003 Convertible Debentures and common stock private placement of $439,050 and $39,667 of amortization of deferred financing costs, and amortization and write off upon conversion, of the discount on convertible debentures of $1,716,805.

Six months ended May 31, 2005 compared to six months ended May 31, 2004

During the six months ended May 31, 2005 we recorded natural gas sales volumes of 70,000 mcf compared to zero sales volumes in the same period in 2004. We recorded $359,276 ($5.13/mcf) of natural gas sales and $376,410 ($5.38/mcf) of lease operating and production tax expense on the sales volumes for the six months ended May 2005 compared to natural gas sales of zero and lease operating and production tax expense of zero during the same period in 2004. Depreciation, depletion and amortization (“DD&A”) expenses associated with the gas sales were $128,100 or $1.83 /mcf during the six months ending May 31, 2005 compared with zero DD&A expenses during the same period of 2004. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

During the six months ended May 31, 2005, we recorded a gain on the sale of oil and gas properties of $197,676, reflecting the excess of proceeds to be received on the farm-out of the Neues Bergland Exploration Permit in Germany. No such sales occurred in the corresponding quarter in 2004.

We recorded interest income earned on cash deposits in commercial banks of $80,482 during the six months ending May 31, 2005 compared to $23,234 during the same period in 2004. The increase in interest income is due to additional cash resulting from our financing and fund raising activities during our fiscal year ending November 30, 2004 and in March 2005.

For the six months ended May 31, 2005 and 2004, the Company incurred general and administrative expenses of $2,503,374 and $1,724,049, respectively. Significant expenses in 2005 included, salaries and benefits of $514,717; consulting expenses of $346059; travel and entertainment expenses related to financing of $304,194; legal expenses of $331,097; investor relations expenses of $392,502; directors fees of $93,000, audit fees and accounting expenses of $150,684, office lease, insurance and other expenses of $214,244 and prospect generation, maintenance and presentation costs of $131,819. Corresponding expense for 2004 were salaries and benefits $215,190; consulting of $294,245; travel and entertainment expenses related to financing of $213,023; legal of $289,614; investor relations of $270,087; directors fees of $90,395; audit and accounting of $125,741 and office expenses of $164,939. The increase in 2005 reflects additional employees for the full six months of the period, and significantly increased levels of operational and financing activity.

The Company recorded $173,894 of depreciation and amortization expense in 2005 compared to $23,103 in 2004. The increase in 2005 versus 2004 primarily reflects DD&A on 70,000 mcf of natural gas produced during the six months as compared to -0- the year before.

The Company recorded interest and financing expense of $4,510,006 in 2005 compared to $3,060,557 in 2004. The 2005 expense is comprised of interest on the convertible notes and other notes payable of $1,621,292, the amortization of the discount on the convertible notes of $1,881,423, amortization of deferred financing costs of $581,270, and the value of the discount on the shares issued to noteholders upon conversion of principal and accrued interest, in the amount of $426,021. The 2004 expense is comprised of interest on 7% convertible debentures and other notes payable of $203,758, liquidated damages related to the 2003 Convertible Debentures and common stock private placement of $439,050 and $105,248 of amortization of deferred financing costs, and amortization and write off upon conversion, of the discount on convertible debentures of $2,312,501.

The loss recorded by the Company for the six month period ended May 31, 2005, of $6,926,251, increased the accumulated deficit as of that date to $20,477,016.

Liquidity and Capital Resources

Financing Activities. Since inception, the Company has funded its activities through the sale of convertible debentures, convertible notes, common stock, and the exercise of warrants, raising net proceeds of $58,547,570 through May 31, 2005, of which $18,485,970 was raised during the six month period then ended through the sale of convertible notes payable and the exercise of warrants.

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

In March 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes and warrants. The unsecured notes are due April 30, 2007 and may be converted by the holders into shares of common stock at a price of $1.88 per share. The note holders also received three-year warrants to purchase 1,637,235 shares of common stock at $1.88 per share. We have agreed to register the shares underlying the notes and warrants.

On May 31, 2005, we completed a private placement of $10,000,000 of senior secured convertible notes for the development of our existing oil and gas properties. The notes pay interest at the prime rate plus 7.25% per annum; mature five years from the date of issue, but the investors have the right to have the notes repaid at any time after three years and also in March 2007 if any of the senior subordinated convertible notes issued in March 2005 are then outstanding, unless certain circumstances exist; are senior to the senior subordinated convertible notes issued in March 2005; are collateralized by substantially all of our assets; and are convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share. Under these new notes, we became obligated to pay accrued interest quarterly beginning July 1, 2005. At our option, and assuming the satisfaction of certain conditions, we may pay the quarterly installments in cash or through a partial conversion of the notes into shares of our common stock at a conversion rate equal to the lesser of $1.88 or 93% of the then current market price. No warrants were issued to the investors related to this financing. However, should we issue fixed price equity or equity-linked securities at an effective net issuance price between $1.55 and $1.88 per share prior to January 1, 2006 for cumulative gross proceeds not exceeding $20,000,000, we are required to issue to the investors three-year warrants exercisable at $1.88 per share. Additionally, the investors received a perpetual overriding royalty interest in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The holders of the senior secured notes issued in 2004 took the position that our issuance of the senior subordinated convertible notes in March 2005 triggered anti-dilution provisions in the senior secured notes issued in 2004 and related warrants. While we did not agree with this position, the parties included a waiver of any anti-dilution adjustment resulting from the issuance of the senior subordinated convertible notes in March 2005 and related warrants as part of the terms of this new financing.

Operating and Investing Activities. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through May 31, 2005, we used $44,435,989 for operating and investing activities, of which $15,001,868 was spent during the six-month period then ended. We had $10,884,036 of non-restricted cash at May 31, 2005. In comparison, we expended $9,983,533 for operating and investing activities during the six months ended May 31, 2004, and had $6,487,506 of cash at May 31, 2004.

For the six months ended May 31, 2005 we incurred a loss of $6,926,251 compared to a loss or $4,784,474 for the same period in 2004. Significant non cash expenses included in the reported loss amounts include: amortization of the discount on convertible notes and of deferred financing costs of $2,462,692 in 2005 and $2,417,748, interest paid in common stock of $1,795,785 in 2005 and $12,075 in 2004; depreciation, depletion and amortization of $173,894 in 2005 and $23,103 in 2004.

During the six months ended May 31, 2005 we expended $12,072,010 on investing activities compared to $7,651,179 in the same period of 2004, primarily for the acquisition of undeveloped oil and gas properties.

Working Capital Deficiency. At May 31, 2005, we had a working capital deficiency of $2,933,375, compared to a working capital deficiency of $626,108 at November 30, 2004. Included in the working capital deficiency at May 31, 2005 was $9,006,859 of convertible note payments due in the next twelve months. During the six months ended May 31, 2005 total interest and principal payments to the noteholders of the 2004 Notes was $4,087,875. Of this amount the Company has paid $3,117,072 by issuing 2,511,768 shares of common stock converted at various conversion rates. Likewise, of the total interest and principal payment of $1,020,320 due on the 2004 Notes on June 1, 2005, $686,120 was paid by issuing 634,855 shares of common stock converted at various conversion rates. The total interest and principal due on the 2004 Notes on July 1 and August 1, 2005 is $2,025,639. To assist the company in maximizing its available cash, the noteholders of the 2004 Notes agreed, with regard to the July and August 2005 installments due on the Notes, to waive an initial calculation in the Note agreement that would limit the amount of the company’s stock that could be converted to pay such installments in lieu of making such payments in cash. Under the agreement, there are still other calculations at the end of July and August 2005 that may limit the amount of stock conversion that may be utilized in lieu of cash payments for each month; but it is believed that the waivers granted by the noteholders will lower the amount of cash the company will need to use to make the July and August installments on the Notes. As of the date of this report, we have paid $250,452 of the July 2005 installment by issuing 190,328 shares of common stock. On July 1, 2005 we did pay all of the $110,411 of interest due on the May 2005 Notes in cash.

We may, subject to certain conditions, continue to make payment of the amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible notes to determine the optimum repayment mix of cash and common stock. At May 31, 2005, we had initial natural gas production from 35 wells. We plan to utilize our available cash to complete and connect to pipelines up to 31additional wells during the remainder part of the current fiscal year. Management believes that natural gas production from these wells will generate revenues sufficient to service the cash portion of the debt repayment schedule, if any.

We are addressing our working capital deficiency through the sale of our common stock and debt securities. During the six months ended May 31, 2005, we received $992,302 from the exercise of 1,332,676 warrants at a prices ranging from of $1.54 to $0.71 per share. In March 2005, we entered into an agreement to acquire a working interest in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants as described above under the Liquidity and Capital Resources section. In May, 2005, we completed a senior secured convertible note financing in the aggregate principal amount of $10,000,000 as described above under the Liquidity and Capital Resources section.

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

Schedule of Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of May 31, 2005.

Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable Senior Secured Notes Payable (2) Principal Interest Senior Subordinated Notes Payable(3) Principal Interest Notes payable and accrued interest	$27,500,000 9,123,836 7,695,000 2,199,821 2,356,425	$10,000,000 3,243,316 -- -- 2,356,425	$7,500,000 3,234,150 7,695,000 2,199,821 --	-- $10,000,000 2,646,370 -- -- --	-- -- -- -- -- -- --
Office & Equipment Leases	508,748	95,663	205,123	207,962	--
TOTAL	$49,383,830	$15,695,404	$20,834,094	$12,854,332

(1)

This table excludes the costs of drilling obligations in our European permits, as we reached agreement with third parties to fund our share of the obligation amount, should such amount be spent. In the event we do not fulfill those drilling obligations, we will forfeit the permit. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)

Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using an interest rate of 13.00% through June 30, 2005 and 13.25% thereafter.

(3)

Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using an interest rate of 12.25% through June 30, 2005 and 12.75% thereafter.

Plan of Operation

In addition to the above obligations, at May 31, 2005, we intended to utilize our available cash for the following capital expenditures on our oil and gas projects:

(1)

$6,500,000 for operations to complete existing wells, to construct necessary production and gathering facilities and infrastructure to commence gas production in the Leiter, Pipeline Ridge, Glasgow and West Recluse areas of Wyoming;

As of July 11, 2005, we have completed approximately one-half of the work identified above leaving $3,300,000 yet to be spent as described.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At May 31, 2005, and 2004, there were no proved reserves. Costs of oil and gas properties are considered unevaluated at May 31, 2005 and 2004.

Asset Retirement Obligation

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

From inception through May 31, 2005, we, through acquisition and drilling, acquired working interests in 225 natural gas wells. A limited number of these wells had initial gas production during the period, and the others are in various stages of completion and hook up at May 31, 2005. We adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using our estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

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

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations,” on oil and gas producing entities that use the full cost accounting method.  It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation.  SAB No. 106 will be effective for us once we have proved reserves and will exclude the future cash flows from settling asset retirement obligations in our ceiling test computation upon having proved reserves

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning December 15, 2005. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

Forward-Looking Statements

This report includes “forward-looking statements.” All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2005, we issued 697,082 shares of common stock upon the exercise of warrants for proceeds of $541,031.26 and issued 1,789,201 shares of common stock upon conversion of principal and interest due under convertible notes. No underwriters were used in these stock transactions. We relied upon the exemption from registration contained in Rule 506 for the sales of shares, as all of the purchasers were accredited investors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization dated as of November 1, 2002 by and among Galaxy Investments, Inc., Dolphin Acquisition Corporation and Dolphin Energy Corporation (1)
2.2	Share Exchange Agreement by and between Galaxy Investments, Inc. and Pannonian International, Ltd. (2)
3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)(17)
3.3	Bylaws (3)
10.1	Escrow Instructions and Agreement dated as of August 28, 2002 (5)
10.2	Lease Acquisition and Drilling Agreement dated as of September 30, 2002, as amended (5)

Regulation S-K Number	Exhibit
10.3	Letter agreement among Dolphin Energy Corporation, Harbor Petroleum, LLC and Florida Energy, Inc. dated March 6, 2003 (5)
10.4	2003 Stock Option Plan (4)
10.5	Third Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (4)
10.6	Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (6)
10.7	Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (7)
10.8	Fourth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated April 28, 2003 (8)
10.9	Form of Securities Purchase Agreement dated as of September 24, 2003 between Galaxy Energy Corporation and the Purchaser named therein (8)
10.10	Form of 7% Secured Convertible Debenture due September 24, 2005 (8)
10.11	Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (8)
10.12	Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (8)
10.13	Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (9)
10.14	Fifth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated September 30, 2003 (9)
10.15	Option Agreement between Tom Horn, LLC and Dolphin Energy Corporation dated October 10, 2003 (9)
10.16	Sixth Extension Agreement between Pioneer Oil LLC and Dolphin Energy Corporation dated October 16, 2003 (9)
10.17	Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (10)
10.18	Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (10)
10.19	Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (11)
10.20	Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (11)
10.21	Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (11)

Regulation S-K Number	Exhibit
10.22	Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (12)
10.23	Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy Energy Corporation and the Purchaser named therein (13)
10.24	Form of Common Stock Purchase Warrant Exercisable at $4.05 per Share (13)
10.25	Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (14)
10.26	Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (15)
10.27	Form of Initial Note (15)
10.28	Form of Conditional Note (15)
10.29	Form of Common Stock Purchase Warrant (15)
10.30	Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (15)
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

10.33	Form of Mortgage (15)
10.34	Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (16)
10.35	Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc. (18)
10.36	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (19)
10.37	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (20)
10.38	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (19)
10.39	Form of Note (19)

Regulation S-K Number	Exhibit
10.40	Form of Common Stock Purchase Warrant (19)
10.41	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (19)
10.42	Subordination Agreement (19)
10.43	Second Amendment to Participation Agreement between Dolphin Energy Corporation and Exxel Energy Corp. dated May 24, 2005 (21)
10.44	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (22)
10.45	Form of Note (22)
10.46	Form of Qualifying Issuance Warrants (22)
10.47	Form of Repurchase Warrants (22)
10.48	Form of Registration Rights Agreement (22)
10.49	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (22)
10.50	Form of Mortgage Amendment (22)
10.51	Form of Waiver and Amendment to March 2005 Notes and Warrants (22)
10.52	Form of Conveyances of Overriding Royalty Interests (22)
10.53	Form of March 2005 Subordination Agreement (22)
10.54	Form of Waiver and Amendment to 2004 Notes and Warrants (23)
16.1	Letter from Wheeler Wasoff, P.C. (17)
21	Subsidiaries of the registrant (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 13, 2002, filed December 6, 2002, file number 0-32237.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 7, 2003, filed May 13, 2003, file number 0-32237.

(3)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended November 30, 2002, file number 0-32237.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
(9)	Incorporated by reference to the exhibits to the registrant’s initial filing of its registration statement on Form SB-2, file number 333-110053, on October 29, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
(12)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(13)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.
(14)	Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant’s registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(16)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(17)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(18)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.
(19)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(20)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated March 1, 2005, filed March 21, 2005, file number 0-32237.
(21)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated March 1, 2005, filed May 26, 2005, file number 0-32237.
(22)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(23)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GALAXY ENERGY CORPORATION
July 15, 2005	By: /s/ Carmen J. Lotito Carmen J. Lotito Chief Financial Officer