Form 10-Q
period 2005-08-31
GALAXY ENERGY CORP
filed 2005-10-17
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

                         Commission file number 0-32237

                            GALAXY ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   COLORADO                             98-0347827
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification No.)

             1331 - 17TH STREET, SUITE 1050, DENVER, COLORADO 80202
             (Address of principal executive offices)       (Zip Code)

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

        Indicate by check mark whether the registrant is a shell company
          (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           65,693,308 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 31, 2005

                            GALAXY ENERGY CORPORATION
                          (A Development Stage Company
                           CONSOLIDATED BALANCE SHEETS

                                                                August 31, 2005       November 30, 2004
                                                                   Unaudited
                                     ASSETS
Current assets
     Cash and cash equivalents                                $       1,959,868      $        10,513,847
     Short-term investments                                           2,800,000                      -
     Accounts receivable, trade                                         293,774                   43,786
     Prepaid and other                                                  154,358                  154,216
                                                              ------------------     --------------------
          Total Current Assets                                        5,208,000               10,711,849
                                                              ------------------     --------------------

Undeveloped oil and gas assets, at cost,                             50,774,695               37,491,529
                                                              ------------------     --------------------
     full cost method of accounting, net

Furniture and equipment, net                                            214,912                  130,083
                                                              ------------------     --------------------

Other assets
     Deferred financing costs, net                                    1,498,488                1,310,650
     Other                                                              113,942                    4,054
                                                              ------------------     --------------------
                                                                      1,612,430                1,314,704
                                                              ------------------     --------------------

TOTAL ASSETS                                                  $      57,810,037      $        49,648,165
                                                              ==================     ====================


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Checks written against future deposits                   $          98,106      $               -
     Accounts payable and accrued expenses                            1,320,446                2,152,977
     Advances from joint venture partners                               173,262                      -
     Accounts payable  - related party                                   84,549                  113,758
     Current portion of notes payable - related party                       -                     15,946
     Current portion convertible notes payable, net                   9,209,168                6,249,557
     Notes payable                                                    2,275,233                2,100,000
     Interest payable                                                   469,275                  705,719
                                                              ------------------     --------------------
          Total Current Liabilities                                  13,630,039               11,337,957
                                                              ------------------     --------------------

Long term obligations
     Convertible notes payable, net
                                                                     16,558,009               10,415,928
     Interest Payable                                                   486,472
     Notes payable                                                          -                    500,000
     Asset retirement obligation                                      1,054,319                  713,073
                                                              ------------------     --------------------
                                                                     18,098,800               11,629,001
                                                              ------------------     --------------------
Stockholders' equity
     Preferred stock, $001 par value                                        -                        -
          Authorized - 25,000,000 shares
          Issued - none
     Common stock, $.001 par value
          Authorized - 400,000,000 shares
          Issued and outstanding - 65,693,308 shares and
          58,817,509 shares                                              65,693                   58,818
     Capital in excess of par value                                  50,322,270               40,173,154
     Deficit accumulated during the development stage               (24,306,765)             (13,550,765)
                                                              ------------------     --------------------
          Total Stockholders' Equity                                 26,081,198               26,681,207
                                                              ------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      57,810,037      $        49,648,165
                                                              ==================     ====================

   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended August 31,
                                                           2005              2004
Revenue
      Natural gas sales                             $     323,313     $       8,565
      Gain on disposition of oil and gas property             -                 -
      Interest income                                      37,087             7,652
                                                    --------------------------------
                                                          360,400            16,217
                                                    --------------------------------


Costs and expenses
      Lease operating expense                             377,435               -
      General and administrative                          906,760           874,001
      Abandoned oil and gas properties                        -                 -
      Depreciation depletion and amortization             160,258            39,839
      Interest expense and financing costs              2,745,696           169,636
                                                    --------------------------------
                                                        4,190,149         1,083,476
                                                    --------------------------------

Net Loss                                            $  (3,829,749)    $  (1,067,259)
                                                    ================================

Net loss per common share - basic and diluted       $       (0.06)    $       (0.02)
                                                    ================================

Weighed average number of common
      shares outstanding - basic and diluted           64,226,363        58,817,509
                                                    ================================



   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                From Inception
                                                         Nine Months Ended August 31,       (June 18, 2002) to
                                                            2005              2004             August 31, 2005
Revenue
      Natural gas sales                              $     682,589       $     8,565         $         805,044
      Gain on disposition of oil and gas property          197,676               -                     197,676
      property
      Interest income                                      117,570            30,886                   168,965
                                                     ----------------------------------------------------------
                                                           997,835            39,451                 1,171,685
                                                     ----------------------------------------------------------
Costs and expenses
      Lease operating expense                              753,845               -                     813,092
      General and administrative                         3,410,135         2,598,051                10,180,472
      Abandoned oil and gas properties                         -                 -                      65,769
      Depreciation depletion and amortization              334,153           168,188                   393,669
      Interest expense and financing costs               7,255,702         3,124,945                14,025,448
                                                     ----------------------------------------------------------
                                                        11,753,835         5,891,184                25,478,450
                                                     ----------------------------------------------------------

Net (Loss)                                           $ (10,756,000)      $(5,851,733)        $     (24,306,765)
                                                     ==========================================================

Net (loss per common share - basic and diluted       $       (0.17)      $     (0.11)        $           (0.54)
                                                     ==========================================================

Weighed average number of common
      shares outstanding - basic and diluted            62,012,402        51,725,065                45,313,863
                                                     ==========================================================



   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Period from
                                                                                                           Inception
                                                                   Nine months ended August 31    (June 18, 2002) to
                                                                      2005             2004          August 31, 2005

Cash flows from operating activities
     Net loss                                                  $  (10,756,000)  $   (5,851,733)   $   (24,306,765)
     Adjustments to reconcile net loss to net
     cash (used) used by operating activities
     Stock for interest                                             2,531,296              -            2,531,296
     Stock for services                                                   -                -              264,600
     Stock for services - related party                                   -                -               90,000
     Stock for debt - related party                                       -                -              233,204
     Amortization of discount on convertible debt and
     deferred financing costs                                       3,759,600        2,383,782          6,186,770
     Write-off of discount on convertible debentures and
     warrants upon conversion                                             -                -            2,537,518
     Write-off of deferred financing costs upon                           -                -              441,886
     conversion
     Compensation expense on vested stock                                                                     -
     options
     to non-employees                                                 125,353              -              159,874
     Depreciation, depletion and amortization expense                 334,152          168,188            411,227
     Abandonment of oil and gas properties and other                      -             23,014             89,022
Changes in assets and liabilities
        Accounts payable - trade, accruals, bank
        overdraft                                                     361,948          (91,763)           279,265
        Accounts payable - related                                    (29,209)          84,411             84,549
        Interest payable                                              250,028           92,540            955,748
        Accounts receivable, trade and other                         (249,988)             -             (293,775)
        Prepaid expenses and other current assets                     (14,622)        (116,761)          (167,932)
        Other                                                             -                -               (4,987)
                                                               ---------------------------------------------------
Net cash used by operating activities                              (3,687,442)      (3,308,322)       (10,508,500)
                                                               ---------------------------------------------------


Cash flows from investing activities
     Additions to oil and gas properties                          (18,090,556)     (11,402,554)       (40,496,732)
     Purchase of furniture and equipment                             (129,626)        (122,276)          (280,747)
     Short term investments                                        (2,800,000)             -           (2,800,000)
     Purchase Surety Bonds                                            (95,033)             -              (95,033)
     Advance to affiliate                                                 -                -              (60,000)
     Cash received upon recapitalization and merger                       -                -                4,234
                                                               ---------------------------------------------------

Net cash used by investing activities                             (21,115,215)     (11,524,830)       (43,728,278)
                                                               ---------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Cash flows from financing activities
     Proceeds from sale of common stock                                   -          15,452,800        17,905,300
     Proceeds from sale of convertible notes payable               17,695,000        15,000,000        37,695,000
     Proceeds from sale of convertible debentures                         -                 -           5,040,000
     Debt and stock offering costs                                   (942,169)       (2,263,796)       (3,852,869)
     Payment of note payable - related party                          (15,946)          (95,632)         (129,578)
     Payment of note payable                                         (324,767)              -            (324,767)
     Payment of convertible notes payable                          (1,155,746)              -          (1,155,746)
     Proceeds from exercise of warrants                               992,306            27,000         1,019,306
                                                               ---------------------------------------------------
Net cash provided by financing activities                          16,248,678        28,120,372        56,196,646
                                                               ---------------------------------------------------

Net (decrease) increase in cash                                    (8,553,979)       13,287,220         1,959,868

CASH, BEGINNING OF PERIOD                                          10,513,847         2,239,520               -
                                                               ---------------------------------------------------

CASH, END OF PERIOD                                            $    1,959,868   $    15,526,740    $    1,959,868
                                                               ===================================================



Supplemental schedule of cash flow information
     Cash paid for interest                                    $      596,038   $        92,347           804,739
                                                               ===================================================

Supplemental disclosures of non-cash investing and
financing activities
     Debt incurred for oil and gas properties                  $          -     $     2,600,000    $    3,646,000
                                                               ===================================================
     Stock issued for services                                 $          -     $           -      $      354,600
                                                               ===================================================
     Stock issued for interest and debt                        $    5,675,607   $           -      $    5,920,886
                                                               ===================================================
     Stock issued for convertible debentures                   $          -     $     5,640,000    $    5,640,000
                                                               ===================================================
     Warrants issued for issue and financing costs             $       88,874   $       227,930    $    1,658,576
                                                               ===================================================
     Discount on convertible debt issued                       $    6,509,702   $     4,336,316    $   14,317,089
                                                               ===================================================
     Conversion of interest to debt                            $          -     $           -      $       11,178
                                                               ===================================================
     Stock issued for subsidiary - related                     $          -     $           -      $     (202,232)
                                                               ===================================================
     Stock issued for oil and gas properties                   $          -     $     9,146,800    $    9,146,800
                                                               ===================================================


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

         The results of operations for the nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

         LIQUIDITY

         During the nine months ended August 31, 2005, the Company incurred a net loss of $10,756,000 and used cash for operating activities of $3,867,442. As of August 31, 2005, the Company had a working capital deficiency of $8,422,039. Included in current liabilities at August 31, 2005 is the current portion of convertible notes payable of $9,209,168 and related accrued interest of $397,035. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. As discussed in Note 5, during the nine months ended August 31, 2005, the Company made principal and interest payments to the Convertible Note Holders in both common stock and cash, issued $10,000,000 in Senior Secured Convertible Notes, issued $7,695,000 in Senior Subordinated Convertible Notes, and generated gas sales revenues of $682,589. Subsequent to August 31, 2005, the Company reached agreement with its Joint Venture Partner in its Piceance Basin project, to have the Joint Venture Partner fund the next $14,000,000 of lease acquisition and drilling expenditures in the project. The Company will retain a 25% working interest in all leases acquired and all wells drilled.

         Management  believes  these  transactions  are  an  indication  of  the
         Company's ability to generate additional capital to meet its obligations during the remainder of the year. However, the Company's drilling program for the remainder of the fiscal year and into the next fiscal year, will require additional capital and will require the Company to raise additional funds by selling securities, issuing debt, selling assets or farm-outs or similar type arrangements. Any financing obtained through the sale of the Company's equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell assets to meet its operating and capital requirements, it may not realize the full market value of the assets and the sales price could be less than the Company's carrying value of the assets.

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

         The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities, which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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

         SHORT TERM INVESTMENTS

         The Company's short-term investments consist primarily of preferred auction rate securities and short-term corporate bonds which are classified as available-for-sale Preferred auction rate securities represent preferred shares issued by closed end funds and are typically traded at auctions that are held periodically, where the dividend rate for the next period is set. These securities are stated at fair value based on quoted market prices. The income earned on these investments is included in interest income in the accompanying financial statements

         OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless: 1) the sale represents a significant portion of oil and gas properties within a cost center and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center; or 2) the proceeds of the sale are in excess of the capitalized costs within the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of August 31, 2005, the

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Company has recognized initial natural gas production from a number of its wells; however, due to the limited production history, all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value. Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above. As of August 31, 2005, management believes no impairment of the unevaluated properties is required.

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

         The Company has, through acquisition and drilling, acquired working interests in 225 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at August 31, 2005. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the lives of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the nine months ended August 31, 2005:

         Asset retirement obligation November 30, 2004        $       713,073
             Liabilities incurred                                     310,329
             Accretion                                                 30,917
                                                              ---------------

         Asset retirement obligation August 31, 2005          $     1,054,319
                                                              ===============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION

         In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the three and nine months ended August 31, 2005 and August 31, 2004 would have been adjusted to the pro-forma amounts indicated below.

                                                                                     Three Months Ended
                                                                            August 31, 2005       August 31, 2004
       Net loss
            As reported                                                     $   (3,829,749)       $   (1,067,259)
       Add stock based compensation included in
            reported net loss                                                       41,784                17,260
       Deduct stock based compensation expense
            Determined under fair value method                                    (384,817)             (747,586)
                                                                            ---------------       ---------------
       Pro forma net loss                                                   $   (4,172,782)       $   (1,797,585)
                                                                            ===============       ===============

       Net (loss) per share
            As reported                                                     $        (0.06)       $        (0.02)
                                                                            ===============       ===============
            Pro forma                                                       $        (0.06)       $        (0.03)
                                                                            ===============       ===============


                                                                                      Nine Months Ended
                                                                            August 31, 2005       August 31, 2004
       Net loss
            As reported                                                     $  (10,756,000)       $   (5,851,733)
       Add stock based compensation included in
            reported net loss                                                      125,353                23,013
       Deduct stock based compensation expense
            Determined under fair value method                                  (1,154,451)           (1,238,831)
                                                                            ---------------       ---------------
       Pro forma net loss                                                   $  (11,785,098)       $   (7,067,551)
                                                                            ===============       ===============

       Net (loss) per share
            As reported                                                     $        (0.17)       $        (0.11)
                                                                            =================     ===============
            Pro forma                                                       $        (0.19)       $        (0.14)
                                                                            =================     ===============

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is generally effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning December 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

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

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a
         "restatement." SFAS 154 is effective for fiscal years beginning December 15, 2005. The Company anticipates that the adoption of SFAS 154 will not have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

         OIL AND GAS PROPERTIES

         At August 31, 2005, the Company's oil and gas properties consist of oil and gas lease acquisition costs and capitalized drilling, completion and facility costs. The Company had no proved reserves and all properties are considered to be unevaluated.

         As of August 31, 2005, the Company owned interests in 225 natural gas wells in the Powder River Basin, acquired either through acquisition or drilling. Thirty-seven wells have recorded initial natural gas production but due to the lack of sufficient production history, proved reserves have not been determined. An additional thirty-one wells are in the de-watering phase, which normally precedes natural gas production in coal bed natural gas fields. The remaining wells are in various stages of completion or awaiting hook up to pipelines.

         Under the terms of a Lease Acquisition and Development Agreement (the "Agreement") entered into in March, 2005 the Company has expended approximately $7,022,000 to acquire working interests in unevaluated oil and gas properties in the Piceance Basin in Colorado. In connection with the Agreement the Company entered into a Participation Agreement with a significant shareholder the ("Related Party"), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. The Related Party subsequently assigned its contractual rights under the Agreement to a non-related third party (the "Joint Venture Partner"). Jointly, the Company and the Joint Venture Partner have an obligation under the Agreement to commence the drilling of one well by December 31, 2005 and nine additional wells by August 22, 2006. In the event the obligation wells are not completed in the prescribed time, the Company and its Joint Venture Partner must pay liquidated damages of $500,000 for each well not drilled, or, forfeit their interests in all leases except the drilling and spacing units for the wells commenced as of the deadline.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         OIL AND GAS PROPERTIES (continued)

         In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. Drilling of the initial test well is scheduled for the fourth quarter of 2005. The Farmee will pay 100% of the costs to drill the first well and, at its option, to drill a second well on the permit.

         In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the
         "Farmee") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement call for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. As of August 31, 2005, drilling of the first test well was ongoing.

         UNEVALUATED PROPERTIES

         At August 31, 2005 and November 30, 2004 the Company's unevaluated oil and gas properties consist of costs incurred in the following areas:

                                                                  May 31, 2005           November 30, 2004
        Oil and gas properties - full cost method
            United States                                       $    50,737,210           $    37,405,620
            Europe                                                       37,485                    85,909
                                                                ---------------           ---------------
                                                                $    50,774,695           $    37,491,529
                                                                ===============           ===============

         The Company's oil and gas expenditures to date, have consisted of acquisition costs to purchase, lease or otherwise acquire properties, costs to drill, complete and equip wells and costs to construct gathering systems and production facilities. The Company has realized initial natural gas production from thirty-seven wells. Due to the relatively short production history, the Company does not have sufficient production information by which reserves can be estimated. The Company has no proved reserves at August 31, 2005 and all oil and gas property costs relate to unevaluated properties.

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

         On August 14, 2005 the Company and the noteholder further amended the agreement to include the following principal repayment schedule:

              On or before September 15, 2005             $300,000
              On or before January 15, 2006                200,000
              On or before April 1, 2006                   All remaining principal and interest

         On September 15, 2005 the Company paid the noteholder $300,000 in accordance with the repayment schedule.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

         2004  NOTES

         In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants. Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company's assets, and are convertible into 10,695,187 shares of the Company's common stock based on a conversion price of $1.87 per share. Monthly principal repayments of $833,333, plus accrued interest commenced on March 1, 2005. At the Company's option, and assuming the satisfaction of certain conditions, the Company may pay the monthly installments in cash or through a partial conversion of the notes into shares of the Company's common stock at a conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of the Company's common stock on the trading day preceding the conversion. Note purchasers received warrants to purchase 5,194,806 shares of the Company's common stock at an exercise price of $1.54 per share, for a period of three years."). During the nine months ended August 31, 2005 the Company made, in aggregate, principal payments of $5,000,000 and interest payments of $2,157,560. Of these amounts, $5,675,607 was paid by issuing 4,966,090 shares of common stock at conversion prices ranging from $0.93to $1.55 per share, and $1,481,953 was paid in cash.

         The fair value of the warrants, estimated as of the issue date under the Black-Scholes pricing model, resulted in a discount to the notes of $4,336,316. For the nine months ended August 31, 2005, amortization of the discount of $2,148,268 is included in interest expense.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         Deferred financing costs associated with the notes in the amount of $1,648,218 have been capitalized and are being amortized over the life of the notes. For the nine months ended August 31, 2005 amortization of deferred financing costs of $723,881, is included in interest expense.

         MARCH 2005 NOTES

         In March 2005, the Company completed a private offering of Senior Secured Convertible Notes and Warrants to a group of accredited investors. Gross proceeds from the offering were $7,695,000. The notes pay interest at the prime rate plus 6.75% per annum, mature April 30, 2007, are subordinated to Galaxy's secured debt and existing senior debt, and are convertible into 4,093,085 shares of common stock based on a conversion price of $1.88 per share beginning September 1, 2005. Note purchasers received warrants to purchase 1,637,235 shares of the Company's common stock at an exercise price of $1.88 per share, for a period of three years. Principal and interest on the notes are payable upon maturity.

         In accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the advantageous value of conversion rights attached to convertible debt and warrants as a discount to the related debt and an addition to capital in excess of par value . The fair value of the warrants estimated as of the issue date under the Black-Scholes pricing model, of $1,545,147 resulted in a discount to the Notes of $1,286,766, and a beneficial conversion feature to the notes of $1,286,766. The resulting discount attributable to the warrants and the beneficial conversion feature of the notes aggregating $2,573,532 has been recorded as a discount to the notes and is being amortized over the term of the notes. Amortization of the discount of $569,808 is included in interest expense for the nine months ended August 31, 2005.

         Deferred financing costs associated with the notes in the amount of $391,155 have been capitalized and are being amortized over the life of the notes. For the nine months ended August 31, 2005 amortization of deferred financing costs of $87,082, is included in interest expense.

         MAY 2005 NOTES

         In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a charge to the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of $198,317 is included in interest expense for the nine months ended August 31, 2005.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         Deferred financing costs associated with the notes in the amount of $639,888 have been capitalized and are being amortized over the life of the notes. For the nine months ended August 31, 2005 amortization of deferred financing costs of $32,240 is included in interest expense.

         At August 31, 2005 and November 30, 2004 convertible notes consist of the following:

                                                       August 31, 2005         November 30, 2004
             2004 Notes                               $       15,000,000      $       20,000,000
               Less unamortized discount                      (1,186,247)             (3,334,515)
             March 2005 Notes                                  7,695,000
               Less unamortized discount                      (2,003,723)
             May 2005 Notes                                   10,000,000
               Less unamortized discount                      (3,737,853)
                                                    -----------------------------------------------
                                                              25,767,177              16,665,485
             Less current portion, net                        (9,209,168)             (6,249,557)
                                                    -----------------------------------------------
             Long term portion, net                   $       16,558,009      $       10,415,928
                                                    ===============================================

         Total principal payments due in the next twelve months are $10,000,000. If the Company's common stock meets certain conditions of trading volume and price, all principle payments may be paid by issuing shares of common stock.

NOTE 6 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         During the nine months ended August 31, 2005, the Company issued shares of its common stock as follows:
            o     305,656  shares  issued  in  conjunction  with   the  cashless
                  exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003.
            o     271,377  shares  issued  in  conjunction  with   the  cashless
                  exercise of 508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003.
            o 1,332,676 shares for $992,302 cash for the exercise of 1,332,676 of warrants at exercise prices ranging from $0.71 to $1.54 per share.
            o 4,966,090 shares issued to Holders of Senior Secured Convertible Notes in connection with the conversion of $5,675,986 of principal and accrued interest at various conversion rates, ranging from $0.93 to $1.55 per share.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At August 31, 2005 and November 30, 2004, options to purchase 2,025,000 and 3,000,000 shares, respectively, were available to be granted pursuant to the stock option plan.

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

NOTE 8 - SUBSEQUENT EVENTS

         In September 2005 noteholders of the 2004 Notes converted $665,962 of the scheduled September1, 2005 principal and interest payment of $1,005,320 into 743,968 shares of common stock at various conversion rates.

         In September 2005, the Company gave notice to the noteholders of the 2004 Notes of its election to convert the entire scheduled principal and interest payment of $1,001,005 due on October 1, 2005 into shares of the Company's common stock, in accordance with the terms of the
         Notes. Also in September 2005 the Company gave notice to the noteholders of the May 2005 Notes of its election to convert the entire scheduled interest payment of $347,260 due on October 1, 2005 into shares of the Company's common stock, in accordance with the terms of the Notes

         In October 2005, noteholders of the 2004 Notes and May 2005 Notes converted $350,000 and $100,000, respectively, of the scheduled October 1, 2005 payments into 281,985 and 85,722 shares of common stock at a conversion rate of $1.10 to $1.24 per share.

         In October 2005 the company entered into an Amendment to the Participation Agreement (the "Amendment") covering its activities in the Piceance Basin, Colorado as discussed in Note 3. As of the date of the Amendment the Company and its Joint Venture Partner have each expended approximately $7,000,000 on the project. The Amendment calls for the Company to reduce its working interest in the Piceance project from its current approximate 50% ownership, down to 25%. The Company's Joint Venture Partner will fund 100% of the next $14,000,000 of lease acquisition and drilling operations in the project in order to equalize the participants total expenditures at the agreed upon 75% - 25% split. Expenditures incurred after the equalization point will be shared 25% to the Company and 75% to the Joint Venture Partner.

         In October 2005 the registration statement coving the resale of common stock underlying the May 2005 Notes was declared effective by the Securities and Exchange Commission. Because the Company did not meet the deadline for the registration of the common stock to become effective as required by the Securities Purchase Agreement, the company was required to pay liquidated damages to investors in the amount of $226,680.

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

         Our goal for the second phase of our business plan, which commenced March 1, 2004, was to determine the potential of our properties. We believed that by so doing, we could develop a plan to secure additional funding for what is hoped to be development drilling projects. During the second half of the fiscal year ended November 30, 2004, and in May of 2005 we raised additional funding for our coal bed methane development program in the Powder River Basin of Wyoming. We also raised additional funds to diversify our property position and acquire oil and gas properties in the Piceance Basin of Colorado in March 2005. In May 2005 we entered into a farmout agreement with Empyrean Energy PLC to evaluate our Neues Bergland Exploration Permit, located near Kusel in the state of Rheinland Pfalz, Germany. The farmout agreement calls for the drilling of an initial test well which is expected to begin by mid-November 2005 Also in May 2005 we entered into a farmout agreement with Falcon Oil & Gas Ltd. (a related party) to evaluate our concession in the Jiu Valley Coal Basin in Romania. This agreement provides for drilling two test wells, one of which is required and one that is optional. The first test well on the Jiu Valley Concession has been drilled and completion and testing operations have commenced.

         Our tasks now are to establish reserves on our properties and to place our properties into production. We had interests in 158 completed wells and 68 wells in various stages of completion as of October 5, 2005. We generated $682,589 in revenues in the first nine months of the current fiscal year and we expect to generate increasing levels of revenue over the remainder of the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of equity and/or debt securities. We believe, however, that our recent property acquisition in the Piceance Basin, as well as the results from our drilling operations in the Powder River Basin, Germany and Romania, will enhance our ability to obtain such financing on suitable terms

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004

         During the three months ended August 31, 2005 we recorded natural gas sales volumes of 61,895 mcf compared to 6,476 mcf in the same period in 2004. We recorded $323,313 ($5.06/mcf) of natural gas sales and $377,435 ($6.10/mcf) of lease operating and production tax expense on the sales volumes for the quarter ending August 2005 compared to natural gas sales of $23,780 and lease operating and production tax expense of $15,215 during the same period in 2004. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $113,268 or $1.83 /mcf during the quarter ending August 31, 2005 compared with zero DD&A expenses during the same period of 2004. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

         We recorded interest income earned on cash deposits in commercial banks of $37,087 during the quarter ending August 31, 2005 compared to $7,652 during the same period in 2004. The increase in interest income is due to additional cash resulting from our financing and fund raising activities during our fiscal year ending November 30, 2004 and in March and May 2005.

         For the quarters ended August 31, 2005 and 2004, we recorded general and administrative costs of $906,760 and $874,001, respectively, as summarized below.

                                                     Three Months Ended
                                                      August 31, 2005
                                                  2005               2004
Salaries and benefits                      $       298,543     $      158,298
Professional and consulting                        117,211            118,678
Travel & entertainment                              65,044            127,702
Legal                                               78,032            139,300
Audit and accounting                                23,194             21,651
Investor relations                                 156,038            114,052
Office lease and expenses                          100,958             64,485
Prospect generation, maintenance and                21,240             63,335
presentation
Director fees                                       46,500             66,500
                                           ----------------------------------
                                           $       906,760     $      874,001
                                           ==================================

     Significant period to period changes include:
     o Increases in salaries and benefits reflect higher benefit costs, a change in employment classification from consultant to employee, and separation packages for three employees terminated during the period.
     o Decreased travel and entertainment expenses reflect lower levels of travel associated with financing activities during the period, as the Company focuses more on exploiting its existing assets.
     o Legal fees reflect lower fees in 2005 as compared to 2004 when the Company was engaged in significant financing.
     o Increased investor relations reflect annual report preparation and distribution, additional advisors employed to disseminate Company information to shareholders and greater emphasis on communication with existing and potential shareholders.
     o Increased office lease and expenses reflect the Company's relocation to larger office space in June 2005 and related higher level of operational activity.

         We recorded $160,258 of DD&A expenses in the quarter ending August 31, 2005 compared to $39,839 in the previous year's quarter. The increase in 2005 versus 2004 primarily reflects DD&A calculated on 37 producing wells during 2005 as compared to only 5 wells the year before.

         We recorded interest and financing costs of $2,745,696 in the quarter ending August 31, 2005 compared to $169,636 in the previous year's period. The expense for this quarter is comprised of interest on the convertible notes and other notes payable of $1,190,648, the amortization of the discount on the convertible notes of $1,034,970, amortization of deferred financing costs of $246,156, and the value of the discount on the shares issued to noteholders upon conversion of principal and accrued interest, in the amount of $273,922. The expense in last year's quarter ending August 31, 2004 is comprised of interest on 7% convertible debentures and other notes payable of $98,384 and amortization of the discount on convertible notes issued during the period of $71,252.

NINE MONTHS ENDED AUGUST 31, 2005 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2004

         During the nine months ended August 31, 2005 we recorded natural gas sales volumes of 131,895 mcf compared to 6,476 mcf sales volumes in the same period in 2004. We recorded $682,589 ($5.18/mcf) of natural gas sales and $753,845 ($5.72/mcf) of lease operating and production tax expense on the sales volumes for the nine months ended August 2005 compared to natural gas sales of $23,780 and lease operating and production tax expense of 15,215 during the same period in 2004. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $241,368 or $1.83 /mcf during the nine months ending August 31, 2005 compared with zero DD&A expenses during the same period of 2004. Because the production history of the producing wells is not sufficient to enable us to recognize proved reserves, we calculated DD&A on the basis of costs incurred on producing wells and the estimated productive life of the wells.

         During the nine months ended August 31, 2005, we recorded a gain on the sale of oil and gas properties of $197,676, reflecting the excess of proceeds to be received on the farm-out of the Neues Bergland Exploration Permit in Germany. No such sales occurred in the corresponding period in 2004.

         We recorded interest income earned on cash deposits in commercial banks of $117,569 during the nine months ending August 31, 2005 compared to $30,886 during the same period in 2004. The increase in interest income is due to additional cash resulting from our financing and fund raising activities during our fiscal year ending November 30, 2004 and in March and May 2005.

         For the nine months ended August 31, 2005 and 2004, the Company incurred general and administrative expenses of $3,410,135 and $2,598,051, respectively, as summarized below

                                                     Nine Months Ended
                                                      August 31, 2005
                                                  2005             2004
Salaries and benefits                        $     813,260      $    373,489
Professional and consulting                        499,736           424,932
Travel & entertainment                             369,238           346,725
Legal                                              409,130           428,913
Audit and accounting                               137,411           129,392
Investor relations                                 548,541           384,139
Office lease and expenses                          317,722           257,765
Prospect generation, maintenance and               175,597            95,801
presentation
Director fees                                      139,500           156,895
                                             --------------------------------
                                             $   3,410,135      $  2,598,051
                                             ================================

Significant period to period changes include:
   o Increased salaries and benefits primarily reflects additional staff members for all of 2005, as compared to only a portion of 2004 in which staff additions were made at mid year, and a change in employment classification from consultant to employee.
   o Increased investor relations reflect annual report preparation and distribution, additional advisors employed to disseminate Company information to shareholders and greater emphasis on communication with existing and potential shareholders
   o Increase office lease and expenses reflect more office space in 2005 to accommodate additional staff and consultants required to manage significantly increase level of operational activity.
   o Increased prospect generation, maintenance and presentations expenses reflect increased level of operational activity in existing and new project areas particularly international projects.
   o Decrease director fees on 2005 as compared to 2004 reflect steady fee for all of nine months in 2005 as compared to adjustment to include prior year fees recorded in 2004.

         The Company recorded $334,153 of depreciation and amortization expense in 2005 compared to $168,188 in 2004. The increase in 2005 versus 2004 primarily reflects DD&A calculated on 37 producing wells in 2005 as compared to only 5 wells the year before.

         The Company recorded interest and financing expense of $7,255,702 in 2005 compared to $3,124,947 in 2004. The 2005 expense is comprised of interest on the convertible notes and other notes payable of $2,796,163, the amortization of the discount on the convertible notes of $2,916,393, amortization of deferred financing costs of $843,204, and the value of the discount on the shares issued to noteholders upon conversion of principal and accrued interest, in the amount of $699,942. The 2004 expense is comprised of interest on 7% convertible debentures and other notes payable of $302,115, liquidated damages related to the 2003 Convertible Debentures and common stock private placement of $439,050 and amortization and write off upon conversion, of the discount on convertible debentures of $2,383,782.

         The loss recorded by the Company for the nine-month period ended August 31, 2005, of $10,756,000, increased the accumulated deficit as of that date to $24,306,765.

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, the Company has funded its activities through the sale of convertible debentures, convertible notes, common stock, and the exercise of warrants, raising net proceeds of $57,806,737 through August 31, 2005, of which $17,745,137 was raised during the nine month period then ended through the sale of convertible notes payable and the exercise of warrants.

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

         In December 2003, we completed a private placement of 2,503,571 shares of our common stock and warrants to purchase 500,715 common shares, resulting in gross proceeds of $3,505,000. The warrants were exercisable for a four-year period at an original price of $2.71 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We have registered the resale of the shares that were sold and the shares underlying the warrants.

         We completed a second private placement of 6,637,671 shares of our common stock and warrants to purchase 1,327,535 common shares in January 2004, resulting in gross proceeds of $11,947,800. The warrants were exercisable for a five-year period at an original price of $4.05 per share. In accordance with the terms of the warrants, the exercise price has been reset and these warrants are currently exercisable at $1.54 per share. We have registered the resale of the shares that were sold and the shares underlying the warrants.

         In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes and warrants. Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000. The notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all of our assets, and are convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share. We paid accrued interest on the principal amount of the notes on January 14, 2005 and began to make monthly principal installments of $833,333 plus accrued interest as of March 1, 2005. At our option, and assuming the satisfaction of certain conditions, we may pay the monthly installments in cash or through a partial conversion of the notes into shares of our common stock at a conversion rate equal to the lesser of $1.87 or 93% of the then current market price. Note purchasers received three-year warrants to purchase 5,194,806 shares of common stock at $1.54 per share.

         In March 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes and warrants. The unsecured notes are due April 30, 2007 and may be converted by the holders into shares of common stock at a price of $1.88 per share. The note holders also received three-year warrants to purchase 1,637,235 shares of common stock at $1.88 per share. We have registered the shares underlying the notes and warrants.

         On May 31, 2005, we completed a private placement of $10,000,000 of senior secured convertible notes for the development of our existing oil and gas properties. The notes pay interest at the prime rate plus 7.25% per annum;
mature five years from the date of issue, but the investors have the right to have the notes repaid at any time after three years and also in March 2007 if any of the senior subordinated convertible notes issued in March 2005 are then outstanding, unless certain circumstances exist; are senior to the senior subordinated convertible notes issued in March 2005; are collateralized by substantially all of our assets; and are convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share. Under these new notes, we became obligated to pay accrued interest quarterly beginning July 1, 2005. At our option, and assuming the satisfaction of certain conditions, we may pay the quarterly installments in cash or through a partial conversion of the notes into shares of our common stock at a conversion rate equal to the lesser of $1.88 or 93% of the then current market price. No warrants were issued to the investors related to this financing. However, should we issue fixed price equity or equity-linked securities at an effective net issuance price between $1.55 and $1.88 per share prior to January 1, 2006 for cumulative gross proceeds not exceeding $20,000,000, we are required to issue to the investors three-year warrants exercisable at $1.88 per share. Additionally, the investors received a perpetual overriding royalty interest in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The holders of the senior secured notes issued in 2004 took the position that our issuance of the senior subordinated convertible notes in March 2005 triggered anti-dilution provisions in the senior secured notes issued in 2004 and related warrants. While we did not agree with this position, the parties included a waiver of any anti-dilution adjustment resulting from the issuance of the senior subordinated convertible notes in March 2005 and related warrants as part of the terms of this new financing.

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through August 31, 2005, we used $54,236,779 for operating and investing activities, of which $24,802,658 was spent during the nine-month period then ended. We had $4,759,868 of non-restricted cash and short-term investments at August 31, 2005. In comparison, we expended $14,833,152 for operating and investing activities during the nine months ended August 31, 2004, and had $15,526,740 of cash at August 31, 2004.

         For the nine months ended August 31, 2005 we incurred a loss of $10,756,000 compared to a loss or $5,891,184 for the same period in 2004.
Significant non cash expenses included in the reported loss amounts include: amortization of the discount on convertible notes and of deferred financing costs of $3,759,600 in 2005 and $2,510,661, interest paid in common stock of $2,383,782 in 2005 and $-0- in 2004; depreciation, depletion and amortization of $334,152 in 2005 and $168,188 in 2004.

         During the nine months ended August 31, 2005 we expended $21,115,215 on investing activities compared to $11,524,830 in the same period of 2004, primarily for the acquisition of undeveloped oil and gas properties.

         WORKING CAPITAL DEFICIENCY. At August 31, 2005, we had a working capital deficiency of $8,422,038, compared to a working capital deficiency of $626,108 at November 30, 2004. Included in the working capital deficiency at May 31, 2005 was $9,209,168 of convertible note payments and $397,035 of related accrued interest, due in the next twelve months. During the nine months ended August 31, 2005 total interest and principal payments made to the noteholders of the 2004 Notes was $7,157,559. Of this amount the Company has paid $5,675,606 by issuing 4,966,090 shares of common stock converted at various conversion rates. Likewise, of the total interest and principal payment of $1,005,320 due on the 2004 Notes on September 1, 2005, $665,962 was paid by issuing 743,968 shares of common stock converted at various conversion rates. The Company has also given notice to the noteholders of the 2004 Notes of its election to convert the entire amount of the scheduled October 1, 2005 principal and interest payment of $1,001,005, into shares of the Company's stock. Further the Company has given notice to the noteholders of the May 2005 Notes of its election to convert the entire amount of the scheduled October 1, 2005 interest payment of $347,260, into shares of the Company's stock. As of October 12, 2005 we have converted $350,000 of the 2004 Notes payment into 281,985 shares of common stock, and $100,000 of the May 2005 Notes payment into 85,722 shares of common stock. We may, subject to certain conditions, continue to make payment of the amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible notes to determine the optimum repayment mix of cash and common stock. At August 31, 2005, we had initial natural gas production from 37 wells. We plan to utilize our available cash to complete and connect to pipelines up to 18 additional wells in the Powder River Basin during the remainder part of the current fiscal year. Management believes that natural gas production from these wells will generate revenues sufficient to service the cash portion of the debt repayment schedule, if any. Our partner in the Piceance Basin (Exxel Energy) will provide the funds for the next $14 million dollars of lease acquisition, drilling and completion expenditures in the Piceance during the remainder of the current fiscal year and into the next fiscal year. We will have a 25% working interest in these wells.

         We are addressing our working capital deficiency through the sale of our common stock and debt securities. During the nine months ended August 31, 2005, we received $992,302 from the exercise of 1,332,676 warrants at a prices ranging from of $1.54 to $0.71 per share. In March 2005, we entered into an agreement to acquire a working interest in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants as described above under the Liquidity and Capital Resources section. In May 2005, we completed a senior secured convertible note financing in the aggregate principal amount of $10,000,000 as described above under the Liquidity and Capital Resources section.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of August 31, 2005.

----------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------
                                                                                                              MORE
                                                              LESS THAN 1                                    THAN 5
   CONTRACTUAL OBLIGATIONS (1)<F1>              TOTAL            YEAR          1-3 YEARS       3-5 YEARS      YEARS
----------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
Senior Secured Notes Payable  (2)<F2>                                                              --           --
   Principal                                 $25,000,000     $10,000,000       $5,000,000     $10,000,000       --
   Interest                                    9,082,603       3,544,828        3,181,747       2,356,027       --
Senior Subordinated Notes Payable (3)<F3>                                                                       --
    Principal                                  7,695,000           --           7,695,000          --           --
   Interest                                    2,242,618           --           2,242,618          --           --
Notes payable and accrued interest             2,394,403       2,394,403            --             --           --
----------------------------------------------------------------------------------------------------------------------
Office & Equipment Leases                        492,738          96,537          206,441         189,760       --
----------------------------------------------------------------------------------------------------------------------
TOTAL                                        $46,907,362     $16,035,768      $18,325,806     $12,545,787
----------------------------------------------------------------------------------------------------------------------

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

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through August 31, 2005 and 13.50% thereafter.

(3)<F3> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through August 31, 2005 and 13.00% thereafter.

PLAN OF OPERATION

         In addition to the above obligations, at August 31, 2005, we intended to utilize our available cash for the following capital expenditures on our oil and gas projects:

         (1) $3,000,000 for operations to complete existing wells, to construct necessary production and gathering facilities and infrastructure to commence gas production in the Leiter, Pipeline Ridge, and to enhance production in the Glasgow and West Recluse areas of Wyoming;

         As of October 10, 2005, we have completed approximately 75% of the work identified above leaving $750,000 yet to be spent as described.

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

         Currently the Company calculates depreciation and depletion of its oil and gas properties on the basis of costs incurred on producing wells and the estimated productive lives of the wells. After the Company is able to recognize proved reserves, depletion of exploration and development costs and depreciation of production equipment will be provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

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

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us, beginning December 1, 2005. We have not yet completed our evaluation but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

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

         The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. SAB No. 106 will be effective for us once we have proved reserves and will exclude the future cash flows from settling asset retirement obligations in our ceiling test computation upon having proved reserves

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for fiscal years beginning December 15, 2005. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended August 31, 2005, we issued 2,454,322 shares of common stock upon conversion of principal and interest due under convertible notes. No underwriters were used in these stock transactions. We relied upon the exemption from registration contained in Rule 506 for the sales of shares, as all of the purchasers were accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held June 21, 2005, the following matters were voted upon:

            ----------------------------------------------------------------------------------------------------
                                                                                                   ABSTENTIONS
                                                                                                       AND
                                                                                VOTES              BROKER NON-
            MATTER VOTED UPON                                  VOTES FOR        AGAINST               VOTES
            ----------------------------------------------------------------------------------------------------
            Election of directors
            ----------------------------------------------------------------------------------------------------
              o      Marc E. Bruner                           48,681,039         311,945               -0-
            ----------------------------------------------------------------------------------------------------
              o      Carmen Lotito                            48,684,794         308,190               -0-
            ----------------------------------------------------------------------------------------------------
              o      Cecil Gritz                              48,725,394         267,590               -0-
            ----------------------------------------------------------------------------------------------------
              o      James Edwards                            48,722,694         270,290               -0-
            ----------------------------------------------------------------------------------------------------
              o      Robert Thomas Fetters, Jr.               48,702,394         290,590               -0-
            ----------------------------------------------------------------------------------------------------
              o      Thomas Rollins                           48,700,394         292,590               -0-
            ----------------------------------------------------------------------------------------------------
              o      Nathan Collins                           48,699,394         293,590               -0-
            ----------------------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
       3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
       3.2         Articles of Amendment to Articles of Incorporation (2)(3)
--------------------------------------------------------------------------------
       3.3         Bylaws (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.1         2003 Stock Option Plan (2)
--------------------------------------------------------------------------------
      10.2 Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. (4)
--------------------------------------------------------------------------------
      10.3 Amendment to Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 2, 2003 (5)
--------------------------------------------------------------------------------
      10.4 Form of Common Stock Purchase Warrant Exercisable at $0.71 per Share (6)
--------------------------------------------------------------------------------
      10.5 Form of Common Stock Purchase Warrant Exercisable at $0.83 per Share (6)
--------------------------------------------------------------------------------
      10.6 Letter amending Lease Option and Acquisition Agreement between Dolphin Energy Corporation and Quaneco, L.L.C. dated September 22, 2003 (7)
--------------------------------------------------------------------------------
      10.7 Form of Securities Purchase Agreement dated as of December 18, 2003 between Galaxy Energy Corporation and the purchaser named therein (8)
--------------------------------------------------------------------------------
      10.8 Form of Common Stock Purchase Warrant Exercisable at $2.71 per Share (8)
--------------------------------------------------------------------------------
      10.9 Sale and Escrow Agreement dated December 22, 2003 between Pioneer Oil, LLC and Dolphin Energy Corporation (9)
--------------------------------------------------------------------------------
      10.10 Share Acquisition Agreement between Pioneer Oil, LLC and Galaxy Energy Corporation dated December 22, 2003 (9)
--------------------------------------------------------------------------------
      10.11 Registration Rights Agreement dated as of December 22, 2003 between Pioneer Oil, LLC and Galaxy Energy Corporation (9)
--------------------------------------------------------------------------------
      10.12 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (10)
--------------------------------------------------------------------------------
      10.13 Form of Securities Purchase Agreement dated as of January 15, 2004 between Galaxy Energy Corporation and the Purchaser named therein (11)
--------------------------------------------------------------------------------
      10.14 Form of Common Stock Purchase Warrant Exercisable at $4.05 per Share (11)
--------------------------------------------------------------------------------
      10.15 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (12)
--------------------------------------------------------------------------------
      10.16 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (13)
--------------------------------------------------------------------------------
      10.17        Form of Initial Note (13)
--------------------------------------------------------------------------------
      10.18        Form of Conditional Note (13)
--------------------------------------------------------------------------------
      10.19        Form of Common Stock Purchase Warrant (13)
--------------------------------------------------------------------------------
      10.20 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (13)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.21 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (13)
--------------------------------------------------------------------------------
      10.22 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (13)
--------------------------------------------------------------------------------
      10.23        Form of Mortgage (13)
--------------------------------------------------------------------------------
      10.24 Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (14)
--------------------------------------------------------------------------------
      10.25 Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc.
                   (15)
--------------------------------------------------------------------------------
      10.26 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (16)
--------------------------------------------------------------------------------
      10.27 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (17)
--------------------------------------------------------------------------------
      10.28 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (16)
--------------------------------------------------------------------------------
      10.29        Form of Note (16)
--------------------------------------------------------------------------------
      10.30        Form of Common Stock Purchase Warrant (16)
--------------------------------------------------------------------------------
      10.31 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (16)
--------------------------------------------------------------------------------
      10.32        Subordination Agreement (16)
--------------------------------------------------------------------------------
      10.33 Second Amendment to Participation Agreement between Dolphin Energy Corporation and Exxel Energy Corp. dated May 24, 2005
                   (18)
--------------------------------------------------------------------------------
      10.34 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (19)
--------------------------------------------------------------------------------
      10.35        Form of Note (19)
--------------------------------------------------------------------------------
      10.36        Form of Qualifying Issuance Warrants (19)
--------------------------------------------------------------------------------
      10.37        Form of Repurchase Warrants (19)
--------------------------------------------------------------------------------
      10.38        Form of Registration Rights Agreement (19)
--------------------------------------------------------------------------------
      10.39 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (19)
--------------------------------------------------------------------------------
      10.40        Form of Mortgage Amendment (19)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.41        Form of Waiver and Amendment to March 2005 Notes and Warrants
                   (19)
--------------------------------------------------------------------------------
      10.42        Form of Conveyances of Overriding Royalty Interests (19)
--------------------------------------------------------------------------------
      10.43        Form of March 2005 Subordination Agreement (19)
--------------------------------------------------------------------------------
      10.44        Form of Waiver and Amendment to 2004 Notes and Warrants (20)
--------------------------------------------------------------------------------
      10.45        Second Amendment to Lease Acquisition and Development
                   Agreement (21)
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

-------------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 5, 2003, filed August 18, 2003, file number 0-32237.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 2, 2003, filed September 8, 2003, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 7, 2003, filed October 8, 2003, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's initial filing of its registration statement on Form SB-2, file number 333-110053, on October 29, 2003.
(8) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated December 19, 2003, filed December 23, 2003, file number 0-32237.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2003, filed December 23, 2003, file number 0-32237.
(10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 15 2004, filed January 16, 2004, file number 0-32237.
(12) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(14) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(15) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.

(16) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(17) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated March 1, 2005, filed March 21, 2005, file number 0-32237.
(18) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated March 1, 2005, filed May 26, 2005, file number 0-32237.
(19) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(20) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(21) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY ENERGY CORPORATION


October 14, 2005                      By:   /s/ CHRISTOPHER S. HARDESTY
                                         ---------------------------------------
                                             Christopher S. Hardesty
                                             Chief Financial Officer