Form 10-K
period 2005-11-30
GALAXY ENERGY CORP
filed 2006-03-15
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended November 30, 2005

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-32237

                            GALAXY ENERGY CORPORATION
                (Name of registrant as specified in its charter)

                              COLORADO                                                      98-0347827
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $46,943,334 AS OF MAY 31, 2005

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 68,668,029 AS OF MARCH 6, 2006

Documents incorporated by reference:  NONE

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

         BASIN-CENTERED GAS. A regional abnormally-pressured, gas-saturated accumulation in low-permeability reservoirs lacking a down-dip water contact.

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

         OVERRIDING ROYALTY. A revenue interest in oil and gas, created out of a working interest which entitles the owner to a share of the proceeds from gross production, free of any operating or production costs.

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


                                     PART I

ITEM 1.  BUSINESS.

         We are an independent oil and gas company engaged in lease acquisition, exploration, development and production of natural gas. We conduct exploration activities to locate natural gas and crude petroleum through two wholly-owned subsidiaries, Dolphin Energy Corporation and Pannonian International, Ltd. As we commence production of these products, they will be sold to purchasers in the immediate area where the products are produced. Our operations are focused in the following core operating areas in the United States:

    o THE PICEANCE BASIN OF WESTERN COLORADO. We are in the process of drilling our first wells in the basin. Our leasehold locations are located in close proximity to natural gas pipelines and the roads needed for efficient development.

    o THE POWDER RIVER BASIN LOCATED IN WYOMING AND MONTANA. Over the last couple of years we have acquired leasehold interests in and are developing five different coal bed methane ("CBM") project areas in the basin. As of March 9, 2006 we had interests in 160 completed wells, 65 wells in various stages of completion and eight water disposal wells. Of the completed wells, 37 are currently producing natural gas, 30 are still dewatering, a precursor to the production of natural gas, and the remainder are shut-in pending future infrastructure development work.

We also have interests in early stage natural gas projects in Europe, where we are being carried by our partners in the initial wells being drilled in following projects:

    o NEUES BERGLAND EXPLORATION PERMIT IN GERMANY. This is a 149,000 acre leaseholding near Kusel, in southwest Germany. Drilling on the first test well on the property reached total depth in late January 2006. Based upon the initial review of open hole logs, several zones of interest exist in the well. Based on initial well results our partner and we will undertake a detailed analysis to identify priority zones for further development. Our interest in this leasehold is 30% and could be reduced to 24%, depending upon the outcome of the future drilling program.

    o JIU VALLEY OF ROMANIA. This is a 21,500 acre coalbed methane project. The initial test well in this project finished drilling in September 2005. Based on the gas shows during the drilling of the well and core analyses and preliminary desorption measurements in the field our partner, a related party, and we have determined to enlarge the cored section to run casing to total depth of the well and to commence completion and testing operations. Our interest in this project is 25%.

We also hold leases on 1,955 undeveloped net acres in Texas. These cover six identified prospects in Rusk and Nacogdoches counties. We do not currently have the financial resources to drill these properties. These leases have terms ranging from 18 to 24 months.

CORPORATE BACKGROUND

         We were incorporated in the State of Colorado on December 17, 1999 under the name "Galaxy Investments, Inc." On November 13, 2002 we acquired all of the issued and outstanding stock of Dolphin Energy Corporation, a Nevada Corporation ("Dolphin"). Since this transaction resulted in the existing stockholders of Dolphin acquiring control of Galaxy Investments, Inc., for financial reporting purposes the business combination was accounted for as a reverse acquisition with Dolphin as the acquirer. Accordingly, all financial information presented in this report for periods prior to November 13, 2002 represents the historical information of Dolphin. We changed our name to "Galaxy Energy Corporation" on May 15, 2003.

          On May 7, 2003, we entered into a share exchange agreement with Pannonian International, Ltd., a Colorado corporation, which at that point was a related party, whereby we agreed acquire that company solely for shares of our common stock. We completed the acquisition as of June 2, 2003 and issued 1,951,241 shares of our common stock, making Pannonian International a wholly-owned subsidiary.

PICEANCE BASIN

         The Piceance Basin is located in northwestern Colorado. This 6,000-square mile, basin straddles Interstate 70 in Garfield and Mesa counties and extends northward into Rio Blanco County and South into Gunnison and Delta counties. The Piceance is a basin-centered gas play that may contain as much as 200 to 300-plus trillion cubic feet of gas resource in place according to published reports. The primary focus of the companies drilling in the basin is a 1,700 to 2,400-foot thick, gas bearing section in the Williams Fork section of the Mesaverde formation. This section usually occurs at depths ranging from 4,500 to 8,500 feet in the basin. There are also other Mesaverde sandstone layers below the Williams Fork which range down to about 9,000 feet that are productive in the basin.

         We entered the Piceance Basin in March of 2005. In conjunction with Exxel Energy Corporation, a related party, which is our partner in the project, as of March 15, 2006 we control approximately 5,900 undeveloped acres (1,475 net to Galaxy) in the Piceance Basin. Under our agreement with Exxel, we will hold a 25% working interest in the wells that we drill in the basin and Exxel will hold the remaining 75% working interest. We currently have gas production and sales from the Clough

RWF 14-13, a well drilled and operated by an unrelated oil and gas company, in which we acquired a 5.66% working interest after the well was drilled and completed. We also own an 8.33% interest in a well operated by another unrelated oil and gas company which is now in the completion process following six stages of fracture treatment stimulations. When fully completed and tested, a potential test will be announced for this well. In addition, we have commenced, along with our partner Exxel, drilling the first two wells of a planned continuous drilling program in the basin. We own a 25% working interest in each of these two new wells.

POWDER RIVER BASIN AND COAL BED METHANE

         The Powder River Basin is an area of 14 million acres in northeastern Wyoming and southeastern Montana that is roughly bounded by the Bighorn Mountains in the West, the Black Hills in the east, Montana's Cedar Ridge in the north, and Wyoming's Laramie Mountains, Casper arch, and Hartville Uplift in the South. The area is marked by grass-covered plains, rolling hills, wide, flat streambeds, and broad floodplains. The Powder River Basin is the single largest source of coal mined in the United States. It is also home to oil and conventional natural gas production. Since 1997, it has also been the site of intensive coal bed methane production and has recently become the most active area in the country for such gas development. The United States Geological Survey estimates there may be as much as 100 trillion cubic feet of gas waiting to be found in the Powder River Basin.

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

            The extraction of coal bed methane involves pumping water from the coal seam aquifer in order to release the water pressure that is trapping the gas in the coal. Methane travels with the ground water being pumped from the coal by a well drilled and equipped with a water pump that is completed in a coal seam that contains methane. Since methane has very low solubility in water, it separates from the water in the well before the water enters the pump. Instead of dewatering the coal seam, the goal is to decrease the hydrostatic pressure above the coal seam. Water moving from the coal seam to the well bore encourages gas migration toward the producing well. As this water pressure is released, the gas will rise and is separated from the water and can be piped away. New coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

            Our Wyoming properties in the Powder River Basin consist of about 53,000 net acres in four project areas in Sheridan, Johnson and Campbell counties, plus working interests in a total of 207 coalbed methane wells in various stages of completion and production and 8 water disposal wells. All leases were acquired and all wells were either acquired or drilled by us in the period from December 2003 through November 2005.

            Our Montana properties in the Powder River Basin consist of about 32,000 net acres in two project areas in Big Horn county, plus working interests in 18 non-operated wells in various stages of completion and production.

GERMANY

         We, through our wholly-owned subsidiary, Pannonian International, hold a 30% working interest in the 149,000 acre Neues Bergland Exploration Permit near Kusel, Germany. Pannonian is the operator of a four-company joint venture group and will act as the operator for the first three wells in Phase One and Two. Drilling on the first test well on the property reached total depth in late January 2006. Based upon the initial review of open hole logs from the well, several zones of interest exist. Based on this, the joint venture group has decided to undertake a detailed analysis to identify priority zones for further development. Our interest in this project could drop to 24%, depending upon the outcome of the future drilling program

ROMANIA

         We, through our wholly-owned subsidiary, Pannonian International, hold a 25% working interest in a concession in the Jiu Valley Coal Basin in Romania which was obtained by Pannonian prior to our acquisition of that company in 2003. Of the total concession area, 13,715 acres are underlain by total coalbed thicknesses greater than 5 meters and are currently considered to be prospective for coalbed methane. The prospective acreage contains up to 18 coal seams with a cumulative thickness up to 50 meters at depths of 300 to 1,000 meters and the main target seam averages 22 meters in thickness. The first test well on the property has been completed. The core analyses and preliminary desorption measurements in the field indicate the potential presence of coalbed methane in multiple horizons but give no indication at this time of the potential gas production rates or recoverable reserves to be expected. Based on gas shows during the drilling of the well and the core information, the partners in the project have determined to enlarge the cored section to run casing to total depth and to commence completion and testing operations.

TEXAS

         We hold leases on 1,955 undeveloped net acres in Rusk and Nacogdoches counties in Texas which were acquired from a related party. These leases cover six identified prospects. We do not currently have the financial resources to drill these properties.

EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         During the fiscal years ended November 30, 2005, 2004 and 2003, we incurred $18,164,329, $34,029,772, and $2,306,409, respectively, in identifying and acquiring petroleum and natural gas leases and prospect rights, and for exploration costs.

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

EMPLOYEES

         As of November 30, 2005, we had a total of six full time employees and two part-time employees. None of our employees is covered by a collective bargaining agreement.

ITEM 1A.     RISK FACTORS.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE GENERATED ONLY VERY LIMITED REVENUES. WE HAVE INCURRED SIGNIFICANT LOSSES AND WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We are a development stage oil and gas company and have earned very limited production revenue. We have generated proved resources on only a few of our properties. Our principal activities have been raising capital through the sale of our securities and identifying and evaluating potential oil and gas properties.

         From inception to November 30, 2005, we have an accumulated deficit of $35,373,813. For the 2006 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital for our ongoing overhead, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop any prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

OUR SHORT-TERM CASH COMMITMENTS REQUIRES US TO SELL MORE DEBT AND/OR EQUITY SECURITIES AND/OR SELL OUR ASSETS, WHICH MAY BE DETRIMENTAL TO OUR SHAREHOLDERS.

         As of December 1, 2005, we had contractual obligations due by November 30, 2006 totaling $14,665,505. To meet these obligations, we will need to raise additional funds by selling debt and/or equity securities, and selling assets or farm-outs or similar types of arrangements. Any financing obtained through the sale of our equity will likely result in substantial dilution to our shareholders. We have granted a security interest in our assets to the holders of our notes. This limits our ability to sell debt securities, as we would have to offer subordinated debt. Also, the existence of a security interest in our assets restricts our ability to sell assets. If we are forced to sell assets to meet our operating and capital requirements, we may not realize the full market value of the assets and the sales price could be less than our carrying value of the assets.

THE COMPANY HAS SUFFERED RECURRING LOSSES FROM OPERATIONS AND ITS TOTAL LIABILITIES EXCEEDS ITS TOTAL ASSETS AND AS A RESULT, THE COMPANY'S AUDITORS HAVE INCLUDED A GOING CONCERN REFERENCE IN THEIR OPINION RELATING TO THE NOVEMBER 30, 2005 FINANCIAL STATEMENTS OF THE COMPANY.

         As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's auditors have included a going concern reference in their opinion relating to the November 30, 2005 financial statements of the Company.

THE LACK OF PRODUCTION AND ESTABLISHED RESERVES FOR OUR PROPERTIES IMPAIRS OUR ABILITY TO RAISE CAPITAL.

         As of November 30, 2005, we have established very limited production of natural gas from a limited number of wells, and have no properties for which reserves have been established, making it more difficult to raise the amount of capital needed to fully exploit the production potential of our properties. Therefore, we may have to raise capital on terms less favorable than we would desire. This may result in increased dilution to existing stockholders.

THE VOLATILITY OF NATURAL GAS AND OIL PRICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We are producing and selling oil and gas only on a limited basis at this time. However, the prices of natural gas and oil affect our business to the extent that such prices influence a decision to invest in our company. If the prices of natural gas and oil are low, investors may decide to invest in other industries.

TERMS OF SUBSEQUENT FINANCINGS MAY ADVERSELY IMPACT YOUR INVESTMENT.

         We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in the common stock could be reduced by any type of financing we do. Interest on debt securities could increase costs and negatively impacts operating results, and investors in debt securities may negotiate for other consideration or terms which could have a negative impact on your investment. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital, and the terms of preferred stock could be more advantageous to those investors than to the holders of common stock. If we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. In addition, any shares of common stock that we sell could be sold into the market and subsequent sales could adversely affect the market price of our stock.

         As an example of the foregoing, the purchasers of convertible notes issued in May 2005 negotiated a perpetual overriding royalty interest with respect to our existing domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The grant of the overriding royalty interest reduces somewhat the value of the properties to us, thereby negatively impacting your investment. The existence of a right of first refusal to participate in future financings may place some limitation on our ability to negotiate the best possible terms for such financings or may deter others from offering financing to us.

THE DEVELOPMENT OF OIL AND GAS PROPERTIES INVOLVES SUBSTANTIAL RISKS THAT MAY RESULT IN A TOTAL LOSS OF INVESTMENT.

         The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. There is no way to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable. The seismic data, other technologies, and the study of producing fields in the area do not enable us to know conclusively prior to drilling that oil and gas will be present, or if present, if it is in commercial quantities. We cannot assure anyone that the analogies that we draw from available data from other wells, more fully explored prospects, or producing fields will be applicable to our drilling prospects.

         Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations.

DELAYS IN OBTAINING PERMITS FOR METHANE WELLS COULD IMPAIR OUR BUSINESS.

         Drilling coal bed methane wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. We may shift our exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, permits may not be issued in a timely fashion or in a form consistent with our plan of operations.

IF WE ARE NOT THE OPERATOR OF OUR WELLS, WE WILL HAVE LITTLE OR NO CONTROL OVER THE PROJECT.

         If we are not the operator of the wells in which we have an interest, we will have limited or no control over the project. More specifically, we will have limited or no control over the following:

         o   the timing of the drilling and recompleting of wells;
         o   the timing and amounts of production; and
         o   the development and operating costs.

In addition, if we should produce natural gas, we may experience possible negative gas balance conditions because the operator may sell to a purchaser other than ours, which may cause a delay in the sale of gas to our interests.

WE MAY INCUR LOSSES AS A RESULT OF TITLE DEFICIENCIES IN THE PROPERTIES IN WHICH WE INVEST.

         It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of oil and gas lease brokers or landsmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This practice is widely followed in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well; however, neither we nor the person or company acting as operator of the well will obtain counsel to examine title to such spacing unit until the well is about to go into production. It frequently happens, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. It does happen, from time to time, that the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS THAT CAN ADVERSELY AFFECT THE TIMING AND COST OF OUR OPERATIONS.

         In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Since we have not yet commenced any drilling activities, compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. As of this date, we are unable to predict the ultimate cost of compliance.

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS THAT MAY ADVERSELY AFFECT THE COST OF OUR OPERATIONS.

         Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. The possibility exists that laws and regulations enacted in the future will adversely affect the oil and gas industry. Such new legislation or regulations could drive up the cost of doing business to the point where our projects would not be economically feasible.

         Most states in which we own and operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing of such wells.

OUR COMPETITORS MAY HAVE GREATER RESOURCES THAT COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES.

         The oil and gas industry is intensely competitive and we compete with other companies which have greater resources. Many of such companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties, to obtain funding and to consummate transactions in a highly competitive environment. There is also competition between the oil and gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. At this stage of our development, we cannot predict if we will be able to effectively compete against such companies.

MARC A. BRUNER AND HIS AFFILIATES CONTROL A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH WILL ENABLE THEM TO CONTROL MANY SIGNIFICANT CORPORATE ACTIONS AND MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

         Marc A. Bruner beneficially owned approximately 17% of our stock as of March 6, 2006. In addition, he is the father of our president, Marc E. Bruner. This control by Mr. Bruner could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         Our limited operating history and the lack of production or reserve reports on our properties make it difficult to predict accurately our future operations. We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly. The factors that could cause our operating results to fluctuate include, but are not limited to:

            o    worldwide or regional demand for energy;
            o    domestic and foreign supply of natural gas and oil;
            o    weather conditions;
            o    domestic and foreign governmental regulations;
            o    political conditions in natural gas or oil producing regions;
            o    price and availability of alternative fuels;
            o    availability and cost of drilling equipment;
            o our ability to establish and maintain key relationships with lessors, drilling partners and drilling funds;
            o the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
            o general economic conditions and economic conditions specific to the energy sector.

         These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

         In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us it could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business.

OUR ISSUANCE OF THE CONVERTIBLE NOTES AND WARRANTS COULD SUBSTANTIALLY DILUTE THE INTERESTS OF SHAREHOLDERS.

         We issued convertible notes in 2004 that have an outstanding principal balance of $12.5 million at November 30, 2005. We also issued $7.695 million in notes in March 2005 and $10.0 million in notes in May 2005 These notes are convertible into shares of our common stock at any time prior to their respective maturity dates at a current conversion price of $1.25, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions. The initial conversion prices of these notes were $1.87 and $1.88. The conversion prices of the convertible notes could be further lowered, perhaps substantially, in a variety of circumstances, including:

         o our issuance of common stock below the convertible notes' conversion prices, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock;
         o our failure to comply with specific registration and listing obligations applicable to the common stock into which the convertible notes are convertible; and
         o our breaching other obligations to the holders of the convertible notes.

         In addition, we issued to the holders of convertible notes in August 2004 three-year warrants that currently entitle the warrant holders to purchase an aggregate of 6,400,001 shares of our common stock at an exercise price of $1.25 per share. As originally issued, these warrants were exercisable at $1.54 per share to purchase a total of 5,194,806 shares. We also issued three-year warrants to the holders of convertible notes in March 2005 to purchase an aggregate of 1,637,235 shares of our common stock at an exercise price of $1.88 per share. The exercise price of this warrant has been lowered to $1.25 per share. Both the number of warrants and the exercise price are subject to adjustments that could make them further dilutive to our shareholders. In addition, the warrants issued in August 2004 and the notes issued in May 2005 provide for the issuance of additional warrants under certain circumstances.

         Neither the convertible notes nor the warrants establish a "floor" that would limit reductions in the conversion price of the convertible notes or the exercise price of the warrants that may occur under certain circumstances. Correspondingly, there is no "ceiling" on the number of shares that may be issuable under certain circumstances under the anti-dilution adjustment in the convertible notes and warrants. We also issued to the "finders" of the August 2004 and May 2005 financing transactions five-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share and 200,000 shares at an exercise price of $1.25 per share. Accordingly, our issuance of the convertible notes and warrants could substantially dilute the interests of our shareholders.

OUR FAILURE TO SATISFY OUR REGISTRATION, LISTING, AND OTHER OBLIGATIONS WITH RESPECT TO THE COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS COULD RESULT IN ADVERSE CONSEQUENCES, INCLUDING ACCELERATION OF THE CONVERTIBLE NOTES.

         We are required to maintain the effectiveness of the registration statement, of which this document forms a part, covering the resale of the common stock underlying the convertible notes and warrants, until the earlier of the date the underlying common stock may be resold pursuant to Rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed, subject to certain exceptions. We will be subject to various penalties for failing to meet our registration obligations and the related listing obligations for the underlying common stock, which include cash penalties and the forced redemption of the convertible notes at the greater of:

            o   125% of the principal amount, plus accrued interest; or
            o the number of shares of our common stock issuable upon conversion, multiplied by the weighted average price of our common stock on the trading day immediately preceding our registration or listing default.

WE ARE OBLIGATED TO MAKE SIGNIFICANT PERIODIC PAYMENTS OF PRINCIPAL AND INTEREST UNDER OUR CONVERTIBLE NOTES.

         We have a material amount of indebtedness outstanding under the convertible notes. We are required to make monthly principal payments of $833,333 and accrued interest under the terms of the August 2004 and October 2004 financings, as well as quarterly payments of accrued interest under the terms of the May 2005 financing. The holders of the 2004 notes have given us a deferral of the monthly payments to April 1, 2006. We may make the payments in stock, subject to meeting certain conditions. If we at any time default on our payment obligations the creditors will have all rights available under the instrument, including acceleration, termination, and enforcement of security interests. Such security interests cover all of our assets and those of our subsidiaries.

FUTURE EQUITY TRANSACTIONS, INCLUDING EXERCISE OF OPTIONS OR WARRANTS, COULD RESULT IN DILUTION.

         From time to time, we sell restricted stock, warrants, and convertible debt to investors in private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

THE ISSUANCE OF SHARES UPON EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may sell the full amount issuable on exercise. In addition, such shares would increase the number of shares in the "public float" and could depress the market price for our common stock.

OUR OFFICERS, DIRECTORS, AND ADVISORS ARE ENGAGED IN OTHER BUSINESSES, WHICH MAY RESULT IN CONFLICTS OF INTEREST.

         Certain of our officers, directors, and advisors also serve as directors of other companies or have significant shareholdings in other companies. For example, Marc A. Bruner, our largest shareholder, serves as the chairman of the board of Gasco Energy, Inc. and chairman of the board and president of Falcon Oil & Gas Ltd. ("Falcon"), and is involved with other natural resource companies. Marc A. Bruner is the father of our President, Marc
E. Bruner. Carmen Lotito is the Executive Vice President, Chief Financial Officer and Treasurer of GSL Energy Corporation, and is the stepfather of our President, Marc E. Bruner. To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with us, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

         In March 2005, we entered into an agreement to acquire an initial 58-1/3% working interest in 4,000 net undeveloped mineral acres in the Piceance Basin in Colorado. The sellers were not willing to enter into the agreement without having some agreement regarding the remaining 41-2/3% working interest in the subject properties. Since we had previously decided that our maximum commitment should not exceed that provided in the agreement, it was necessary to find a third party to take the remaining working interest. Marc A. Bruner was willing to provide a guaranteed payment to the sellers and enter into an agreement with the sellers to acquire a 16-1/3% working interest for such payment, with the option to acquire up to all of the then remaining 25% working interest in the subject properties by investing an additional sum. The members of our board of directors who did not have a conflict of interest unanimously approved this arrangement. We entered into a participation agreement with Mr. Bruner in March 2005.

         In March 2005, Mr. Bruner assigned all of his rights and obligations under our participation agreement to Exxel Energy Corp., a British Columbia corporation whose stock is trading on the TSX Venture Exchange. As of December 14, 2005, Mr. Bruner owned approximately 21.7% of the outstanding common stock of Exxel Energy. Our participation agreement with Exxel Energy, as amended, establishes our working interest at 25%, with Exxel having a 75% interest.

         In June 2005, we entered into a farm-out agreement with Falcon to evaluate the 21,538 gross acre concession held by our subsidiary in the Jiu Valley Coal Basin in Romania, which was issued to Pannonian by the Romanian government in October 2002. The terms of the farmout agreement were essentially the same as those that had been negotiated with a U.K. company, which is unaffiliated with and unrelated to either us, Falcon or any of the officers or principal shareholders thereof. After the U.K. company declined to proceed with the farmout, Falcon offered to accept the farmout on essentially the same terms. The members of our board of directors who did not have a conflict of interest unanimously approved the farmout agreement with Falcon.


ITEM 2.     PROPERTIES.

OIL AND GAS ASSETS

         Our oil and gas activities have focused on the acquisition of unevaluated oil and gas properties and the drilling of exploratory wells in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana. In addition, exploration projects are underway in Germany, Romania and Texas.

         PICEANCE BASIN - COLORADO. On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the "Agreement") with Apollo Energy LLC and ATEC Energy Ventures, LLC (the "Sellers") to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. Subsequently, including interest earned on the escrow account and a small additional deposit we made into the account, we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area. Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner, a related party (see Item 13), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. Mr. Bruner is now a significant shareholder of Exxel Energy Corp. In October 2005, the Company and Exxel amended the Participation Agreement so that Exxel was responsible for funding 100% of the next $14 million of lease acquisition, drilling, completion and facilities costs to be incurred, at which time, we will begin to participate for our 25% working interest. We anticipate that level of expenditure will cover the drilling costs for at least six wells.

         We commenced drilling operations on our first operated well on December 5, 2005 and drilling of a second well is also underway. We own a 25% working interest in each of these wells. In addition we and Exxel are 33% working interest owners (8.25% net to Galaxy) in a well operated by another oil and gas operator in the basin. The well has been drilled and completed and production testing is under way.

         Jointly, we and Exxel had an obligation under the agreement with the Sellers to commence drilling one well by December 31, 2005, which obligation was met, and we have to drill nine additional wells by August 22, 2006. If we should fail to drill any of the nine wells, we are obligated to pay Sellers $500,000 for each undrilled well as liquidated damages or we are to reassign to Sellers any of the acreage covered by the leases that remains undrilled.

         Sellers will reserve in the assignment of the leases either a reserved production payment or a reserved overriding royalty interest, each equal to the difference between 20% and existing burdens, but never less than 2%. At project payout, Sellers are vested with an undivided 12 1/2% of our interest in the leases.

         POWDER RIVER BASIN - WYOMING (GLASGOW AND WEST RECLUSE). This project consists of approximately 4,400 net acres of oil and gas leases in Campbell and Converse Counties on the eastern side of the Powder River Basin. As of March 9, 2006, a total of 40 wells have been drilled on the acreage, 39 of which have been completed. Of these wells, 37 were producing gas at various levels of production as they continue to dewater. As of March 9, 2006, gas production from these two areas was approximately one million cubic feet per day.

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

         The four projects are in the early implementation stages with 101 wells drilled to various depths as of March 9, 2006. Of these 67 have been completed and approximately three-fourths of those have gas pressures at the wellhead while the remaining wells all had significant gas shows during drilling and completion operations. While these outcomes indicate that these wells may become productive, only a portion of these wells has been stimulated and placed on production. Contracts for electrical power supply have been executed and construction is complete in the Pipeline Ridge area. As of March 9, 2006, 32 production wells and 5 water disposal wells have been drilled and completed in the Pipeline Ridge area. Five additional wells have been started with only surface casing in place. Installation of a compressor station to handle gas sales into the adjacent Bighorn pipeline has been completed. The production wells are continuing to dewater. At the current stage of dewatering, minor amounts of gas are being produced by every well; but the gas production is insufficient for sales into the pipeline. Additional water handling facilities are being developed to handle the water that is currently being produced in this field. We estimate that the cost to add these new water handling facilities will be approximately $350,000. In addition, the cost of dewatering the production wells is approximately $60,000 per month. An unrelated oil and gas company has drilled and completed over 200 wells in the vicinity of Pipeline Ridge and is finalizing a water management program to enable full-scale production. Once it begins pumping from its wells, our effective dewatering program will be greatly enhanced, which we believe will accelerate the time to gas sales.

         POWDER RIVER BASIN - WYOMING (LEITER AND UCROSS FIELDS). Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company ("Pioneer"), which entitled us to earn a 100% working interest and an 80% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming. Under these agreements, as amended, we acquired 5 existing natural gas wells. In addition, we were obligated to drill, or acquire, a total of 125 wells on the leased acreage by December 31, 2005. We did not meet this drilling commitment as of December 31, 2005. Thus we have retained our interest in only the 3,920 acres surrounding the 49 wells drilled, or acquired, as of December 31, 2005. The remaining acreage has been forfeited. The project area is approximately 20 to 30 miles west of the main north-south CBM fairway in Campbell County, Wyoming, and is approximately nine miles west of the nearest established CBM production. Most of our acreage is positioned along roads and pipelines. There is 20-inch gas transmission line crossing the Leiter property, and U.S. Highway 14 runs through both project areas and provides year-round access.

         Ten coal seams have been identified throughout the lease area, which range from 10 feet to 35 feet in thickness and with depths of 600 to 2,500 feet below the surface. The primary targets are coal beds in the Fort Union Formation. Drilling depths range from 1,200 to 2,600 feet. The Fort Union Formation is expected to have about 130 feet of aggregate coal separated into 8 to 10 widely spaced beds. The coals are widespread and have a nearly continuous distribution. The successful implementation of multi-seam well completion technology and cost effective produced water management in accordance with existing established practices and requirements will greatly enhance results.

         As of March 9, 2006, these two areas contained 34 completed wells, 13 wells that are partly completed and 2 water disposal wells. Construction of gathering systems and field facilities for both areas were completed during 2005 and dewatering of a number of the wells was begun. However, the amount of water produced from the wells was sufficient to overwhelm the installed water handling capabilities of the areas and the wells have been taken off production until later in 2006 when additional water handling facilities that are being developed in these areas will allow dewatering to recommence. We estimate that the cost to add the new water handling facilities at the Leiter Field will be approximately $400,000 and that the cost for the Ucross Field will be approximately the same.

                                  Leiter Field
         Mud logs from the five original Pioneer wells on this property indicate the presence of gas in these coal seams. The mud log gas shows are consistent with other Fort Union coals in the western portion of the Powder River Basin. Based on historical production from other similar areas within this basin, which are producing gas from the same Fort Union Formation coals in approximately 11,000 active wells, we are optimistic that economically recoverable amounts of gas will be present here. However, we recognize that analogies drawn from available data from other wells or producing fields may not be applicable to our drilling prospects.

         Based on the Pioneer mudlogs, we have determined that the initial target seams will be the Cook, Wall, and Pawnee seams at depths of 1,700 to 1,800 feet. These zones have exhibited the highest consistent gas shows in the area and comprise 35 to 40 feet of total coal across an interval of approximately 100 feet. Depending on pricing and water disposal capacity, an additional 70 to 80 feet of shallower prospective coal could be accessed through future perforations or by drilling additional wells to accelerate gas production. We have drilled an additional 15 wells and converted two of the Pioneer wells into water disposal wells. The 18 resulting production wells were completed in the Pawnee coal. One sample of Pawnee coal was analyzed for adsorption isotherm potential. Results indicate the coal has the potential to hold 78 scf/t if fully with gas. Initial production testing showed higher than expected permeability in the Pawnee seam, with one well flowing 10-20 mcfd immediately upon coming online. The presence of immediately producible gas confirms that these coals are fully gas saturated, and have approximately 400 mmcfg in place per 35-40 feet of coal. Because of the higher permeability, the Leiter wells produce much more water than our original model suggested, necessitating expansion of water disposal facilities.

                                  Ucross Field
         No existing wells were present on this property. As such, we ran mudlogs on several initial wells in this field, and confirmed that the Cook, Wall, and Pawnee coals had the highest gas contents. Based on these initial wells, we drilled a total of 29 wells through the Pawnee coal at Ucross and completed eight wells as perforated completions in the Cook coal and 8 wells as co-mingled completions in the Cook and Wall coals. Thirteen wells remain to be perforated.

         Twenty four offsetting wells operated by an unrelated oil and gas company have begun producing small amounts of gas and will aid the dewatering effort on our leases.

         Water management at Ucross has delayed the start of production. The Wyoming Department of Environmental Quality put a hold on issuing any discharge permits pending completion of a hydrologic basin watershed study. The study has been completed and we have drafted a comprehensive water management plan that includes surface and subsurface storage, evaporation, and treatment/discharge.

         POWDER RIVER BASIN - WYOMING (BEAVER CREEK). This project consists of various working interests in approximately 27,000 net acres adjacent to, and in the vicinity of, the Leiter Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek acreage. This project is also in the early implementation stage with 22 wells drilled to various depths as of March 9, 2006. Of these, seven have been completed, but are not yet connected to a gathering system. We are developing plans to include these 22 wells in expanded production pilot projects, which are then expected to be followed by full development of the related areas. We do not currently have the financial resources to develop this property.

         POWDER RIVER BASIN - MONTANA. This project consists of a 12.5% working interest in certain oil and gas leases covering approximately 214,000 gross acres in the Powder River Basin area of Montana

         The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet. Multiple coal seams are present in this prospect area, with a total coal thickness of approximately 100 feet. There are several surface structures and faults in the prospect area that were mapped by the U.S. Geological Survey and the Montana Bureau of Mines. We expect these structural features to enhance the CBM gas production. Data used in defining the prospect area was taken from these agencies, as well as information from abandoned deeper oil and gas wells drilled in the area. CBM gas production has been established approximately six miles south of the area where cumulative production to date is about 20 billion cubic feet of natural gas.

         This acreage is divided into two projects: the Kirby prospect and the Castle Rock prospect. We are currently participating in the first phase of a planned exploration for the Kirby Area. Operations are underway for an initial 18 well pilot and field facilities construction has begun. The Company also has interests in two test wells in the Castle Rock area. A decision concerning the further development of this area is being analyzed by the partners involved in the project. However, based upon the somewhat discouraging results of the initial test wells, a recent decision by two of the other non-operators to not pay delay rentals, and our lack of commitment to further development of this area without an improvement in its outlook, we have decided to impair the entire $2,070,547 carrying value of the Castle Rock prospect in the attached financial statements.

         EAST TEXAS. We have paid-up leases covering approximately 1,955 undeveloped net in the vicinity of the Trawick Field, located in Rusk and Nacogdoches Counties, Texas. Leases covering this acreage expire from June 2207 to December 2007.

         JIU VALLEY - ROMANIA. Our wholly-owned subsidiary, Pannonian International, has a concession agreement covering 21,538 gross acres for a term of 30 years in the Jiu Valley Coal Basin, Romania. Of this area, only 13,715 acres that are underlain by total coalbed thicknesses greater than 5 meters are considered to be prospective for coalbed methane production at this time. This acreage contains up to 18 coal seams with a cumulative thickness up to 170 feet at depths of 985 to 3,280 feet. The main target seam averages 22 meters in thickness in the concession area. The concession from the Romanian government was issued October 22, 2002.

         On June 1, 2005 Pannonian, entered into a farmout agreement with Falcon Oil & Gas Ltd., a related party because its President, Marc A. Bruner is a related party (see Item 13), to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin. The farmout agreement calls for the assignment of the concession and a 75% working interest in the concession area to Falcon; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon. In addition the Falcon will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The assignment of the Concession from Pannonian to Falcon is subject to Romanian government approval, as well as other regulatory approvals. Pannonian is acting as Falcon's contract operator on the Jiu Valley wells.

         The first test well on the property was completed in September 2005. The core analyses and preliminary desorption measurements in the field indicate the potential presence of coalbed methane in multiple horizons but give no indication at this time of the potential gas production rates or recoverable reserves to be expected. Based on gas shows during the drilling of the well and the core information, the partners in the project have determined to enlarge the cored section to run casing to total depth and to commence completion and testing operations.

         Pannonian has applied for a concession on an additional 120,000 acres in Romania known as the Anina Block. Such application is still pending at this date. All of the costs related to the concession application are being born by Falcon.

         NEUES BERGLAND - GERMANY. In December 2003, the 149,435-acre Neues Bergland Exploration Permit was granted for a three-year term to Pannonian International (50%) and two co-permittees (each with 25%). Both of the co-permittees are privately-held oil and gas companies that are not affiliated with us.

         On March 15, 2005, Pannonian, together with its partners in the Glantal project in Germany executed a farmout agreement covering the Neues Bergland Exploration Permit area with Empyrean Energy PLC, a publicly-traded, unaffiliated oil and gas company. Terms of the agreement call for Empyrean to initially earn a 40% working interest in the permit, which could rise to 52% depending upon results of the project. Empyrean earned the 40% interest after paying $750,000 to Pannonian and the two co-permittees and providing evidence of deposits totaling 1.3 million euros which were set aside for drilling obligations on the project. As a result, our interest in the project has been reduced to 30%. Our interest in the project may drop to 24%, depending upon the outcome of the future drilling program.

         Drilling on the first test well on the property reached total depth in late January 2006. Based upon the initial review of open hole logs from the well, several zones of interest exist. As a result, the joint venture group has decided to undertake a detailed analysis to identify priority zones for further development.

PRODUCTIVE GAS WELLS

         The following summarizes our productive and shut-in gas wells as of November 30, 2005. Producing wells are wells producing natural gas or water, a pre-cursor to natural gas production. Shut-in wells are completed wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

                                                    PRODUCING GAS WELLS
                                                 GROSS                NET
  Producing gas wells                               87                 84
  Shut-in gas wells                                 77                 60
  Wells in various stages of completion
  and water disposal wells                          71                 61
                                                  ----               ----
       Total                                       235                205
                                                  ====               ====

         For comparison, as of March 9, 2006 we had 164 completed wells and 8 water disposal wells, as follows:

        -----------------------------------------------------------------------------------------------
                                                                             WATER           PRODUCING
                                                          SHUT IN           DISPOSAL        GAS OR WATER
        -----------------------------------------------------------------------------------------------
        Glasgow/West Recluse                                 2                -0-               37
        -----------------------------------------------------------------------------------------------
        Pipeline Ridge                                       1                 6                30
        -----------------------------------------------------------------------------------------------
        Leiter/Ucross                                       34                 2                -0-
        -----------------------------------------------------------------------------------------------
        Buffalo Run, Beaver Creek, Horse Hill,
        Dutch Creek                                         43                -0-               -0-
        -----------------------------------------------------------------------------------------------
        Montana                                             13                -0-               -0-
        -----------------------------------------------------------------------------------------------
        Colorado Piceance Basin                              1                -0-                1
        -----------------------------------------------------------------------------------------------
        Germany                                              1                -0-               -0-
        -----------------------------------------------------------------------------------------------
        Romania                                              1                -0-               -0-
        -----------------------------------------------------------------------------------------------
        TOTAL                                               96                 8                68
        -----------------------------------------------------------------------------------------------

ESTIMATED PROVED OIL AND GAS RESERVES

         The Company recognized its first proved reserves during the year ended November 30, 2005. The proved reserves are located in two prospects on the eastern side of the Powder River Basin and in one well in the Piceance Basin in northwestern Colorado. Gustavson Associates, an independent petroleum engineering firm estimated proved reserves as summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities Exchange Commission. Estimated values of proved reserves were computed using prices in effect at November 30, 2005 of $6.86/Mcf and $59.36/bbl. Due to the Company's current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below

         Estimated proved reserves as on November 30, 2005
     ------------------------------------------------------------------------------------------------------
                                                 Estimated Future Net           Estimated Future Net
         Oil (bbls)           Gas (Mcf)                Revenues               Revenues Discounted at 10%
     ------------------------------------------------------------------------------------------------------
              353               959,944                    $3,947,594                      $2,942,274
     ------------------------------------------------------------------------------------------------------

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of November 30, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                                    UNDEVELOPED ACRES                             DEVELOPED ACRES
                                 GROSS              NET                       GROSS              NET
        Wyoming                 71,745             53,251                     6,080             5,864
        Montana                222,622             32,577                       0                 0
        East Texas               2,217              2,217                       0                 0
        Colorado                12,274              1,349                       0                 0
        Romania                 21,538              5,385                       0                 0
        Germany                149,000             44,700                       0                 0
                               -------            -------                     -----             -----
             Total             479,396            139,479                     6,080             5,864
                               =======            =======                                       =====

DRILLING ACTIVITY

         The following table sets forth our drilling activity during the years ended November 30, 2005 and 2004. We had no drilling activity during the years ended November 30, 2002 and 2003.

     -----------------------------------------------------------------------

                                      2005                     2004

     -----------------------------------------------------------------------
                               GROSS        NET        GROSS         NET
     ---------------------------------------------------------------------
     Exploratory wells:
     ---------------------------------------------------------------------
       Productive                23         6.2         135         119.4
     ---------------------------------------------------------------------
       Dry                      -0-         -0-         -0-          -0-
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
     Development wells:
     ---------------------------------------------------------------------
       Productive               -0-         -0-         -0-          -0-
     ---------------------------------------------------------------------
       Dry                      -0-         -0-         -0-          -0-
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
         Total wells            23         6.2         135         119.4
     ---------------------------------------------------------------------

OFFICE SPACE

         Our principal executive offices are located at 1331 - 17th Street, Suite 1050, Denver, Colorado, where we lease approximately 5,270 square feet of office space under a lease expiring April 30, 2010.


ITEM 3.     LEGAL PROCEEDINGS.

         None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting held February 22, 2006, shareholders of Galaxy Energy Corporation approved the following:

------------------------------------------------------------------------------------------------
                                                      FOR            AGAINST          ABSTAINED
------------------------------------------------------------------------------------------------
Proposal to approve the issuance of shares of     33,366,126        1,172,412         1,170,623
common stock upon conversion of the
convertible notes issued in 2004 and May
2005, in lieu of cash payments on the
convertible notes, and upon exercise of the
warrants that have been issued or are
issuable under the terms of the notes, to the
extent such issuance would require
shareholder approval under the rules of the
American Stock Exchange.
------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock traded on the over-the-counter bulletin board ("OTCBB") under the symbol "GAXI" from December 10, 2001 until November 22, 2005. Since November 23, 2005 our common stock has traded on the American Stock Exchange ("AMEX") under the symbol GAX. The following tables set forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                      AMEX

         FISCAL QUARTER ENDING                          HIGH BID       LOW BID

         November 30, 2005.........................     $   1.30       $   1.22
         February 28, 2006.........................     $   1.07       $   1.01

                                      OTCBB

         FISCAL QUARTER ENDING                          HIGH BID      LOW BID

         February 29, 2004.........................     $   3.78      $   1.95
         May 31, 2004..............................     $   3.60      $   1.00
         August 31, 2004...........................     $   1.66      $   1.19
         November 30, 2004.........................     $   1.86      $   1.10
         February 28, 2005.........................     $   1.79      $   1.22
         May 31, 2005..............................     $   1.16      $   1.13
         August 31, 2005                                $   1.06      $   0.98

         On March 9, 2006, the closing price for the common stock was $1.05.

         As of March 6, 2006, there were 119 record holders of our common stock.

         Since our inception, no cash dividends have been declared on our common stock. We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our board of directors plans to retain earnings for the development and expansion of our business. Our directors also plan to regularly review our dividend policy. Any future determination as to the payment of dividends will be at the discretion of our directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and other factors as the board may deem relevant. We are restricted by our contractual agreements with our senior secured debt lenders and our senior subordinated convertible debt lenders from paying dividends while the debt remains outstanding.


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

                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2005              2004              2003
                                                                       ----              ----              ----
Summary of Operations:
   Revenue                                                         $  1,297,194      $    122,455      $      --
   Lease operating costs                                                965,069            59,247             --
   General & administrative expense                                   5,316,588         3,517,218         2,095,495
   Depreciation, depletion and amortization
and impairment                                                        7,160,896            76,390            66,454
   Net (loss)                                                       (23,985,645)       (9,831,104)       (2,579,595)
   Net (loss) per share                                                   (0.38)            (0.18)            (0.08)



                                                                      AS OF AND FOR THE YEAR ENDED NOVEMBER 30,
                                                                       2005             2004              2003
                                                                       ----             ----              ----
Balance Sheet:
   Working capital (deficiency)                                    $ (6,690,444)     $    (626,108)   $   1,756,776
   Cash and cash equivalents                                          1,328,469         10,513,847        2,239,520
   Oil and gas properties, net                                       44,358,725         37,491,529        2,799,720
   Total assets                                                      48,459,378         49,648,165        5,655,433
   Long-term debt                                                    12,380,234         10,915,928               --
   Stockholders' equity                                              26,605,640         26,681,207        2,634,559


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         We spent fiscal years 2003, 2004 and 2005 obtaining oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines. During this period, we also built our corporate infrastructure and made the investing public aware of our presence.

         Our tasks now are to establish reserves on our properties and to place our properties into production. As of March 9, 2006, we had interests in 164 completed wells (37 of which were delivering natural gas into sales pipelines), 65 wells in various stages of completion and 8 water disposal wells. We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 1 million cubic feet per day. As our first wells come online in the Piceance Basin over the next few months and as our coalbed methane wells continue to dewater and increase their production of natural gas, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004 and 2005, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of equity and/or debt securities. We believe, however, that the results from our drilling operations in the Piceance Basin and the Powder River Basin, will enhance our ability to obtain such financing on suitable terms.

RESULTS OF OPERATIONS

         YEAR ENDED NOVEMBER 30, 2005 COMPARED TO YEAR ENDED NOVEMBER 30, 2004. During the year ended November 30, 2005, revenues from natural gas sales increased to $1,297,194 from $122,455 the year before. A total of 38 wells produced and sold 211,481 Mcf of natural gas in 2005 compared to 15 wells which sold 26,247 Mcf in 2004. Average prices received for gas sold increased to $6.13 in 2005 from $4.67 in 2004. Lease operating and production tax expenses also increased in 2005 to $965,069 or $4.56/Mcf, compared to $59, 247 or $2.26/Mcf the year before. This increase reflects both an overall escalation of operating costs throughout the oilfield and the costs associated with remedial work undertaken in our producing fields to maintain and boost production. Depreciation, depletion and amortization expense ("DD&A") of $1,887,074 in 2005 reflects a significant increase from the 2004 amount, $76,390. The increase is attributable primarily to DD&A on oil and gas properties increasing to $1,753,798 or$8.29/Mcf in 2005 compared to $47,944 or$1.83/Mcf in 2004. Our increased DD&A reflects a much higher amortization base in 2005 including over $5 million of costs associated with impaired properties transferred into the amortization base in 2005. We also recognized impairment of oil and gas properties of $5,273,795 representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.

         For the year ended, 2005 and 2004, we incurred general and administrative expenses of $5,316,588 and $3,517,218, respectively, as summarized below

----------------------------------------------------------------------------------------------------------------
                                                                   2005                             2004
----------------------------------------------------------------------------------------------------------------
Salaries and benefits                                              $ 1,035,289                        $583,141
----------------------------------------------------------------------------------------------------------------
Professional and consulting fees                                     1,338,066                         602,940
----------------------------------------------------------------------------------------------------------------
Investor relations                                                     746,804                         537,090
----------------------------------------------------------------------------------------------------------------
Legal                                                                  631,921                         581,393
----------------------------------------------------------------------------------------------------------------
Travel and entertainment                                               473,238                         447,202
----------------------------------------------------------------------------------------------------------------
Office lease and expenses                                              337,458                          228703
----------------------------------------------------------------------------------------------------------------
Audit and accounting                                                   269,165                         147,769
----------------------------------------------------------------------------------------------------------------
Directors fees                                                         196,000                         180,395
----------------------------------------------------------------------------------------------------------------
Prospect generation, maintenance and presentation                      160,890                         111,836
----------------------------------------------------------------------------------------------------------------
Insurance and other                                                    127,757                          96,749
----------------------------------------------------------------------------------------------------------------
                                              Total                $ 5,316,588                     $ 3,517,218
----------------------------------------------------------------------------------------------------------------

     Significant year to year variances include:
     o Salaries and wages - Increase reflects the full year effect of staff and salary increases effective in mid-2004. Full time equivalent employee months increased from 67 in 2004 to 115 in 2005,
     o Professional and consulting fees - 2005 expense includes $732,687 recorded as consulting fees representing the fair value of the overriding royalty interest assigned to a consultant in 2005. We had no such costs in 2004.
     o Investor relations - Increase in 2005 compared to 2004 reflects the Company's increasing efforts to attract and retain investor interest in the Company's equity. The efforts included numerous presentations to the investment community and consulting contracts with investor relations specialists.
     o Office lease and expenses - 2005 increase reflects higher office rent expense for a portion of the year following the relocation to a larger space in mid 2005 and increased supply, communications and IT costs associated with the expansion of the operation during the year,
     o Audit and accounting expense - Increase in 2005 reflects increased audit requirements associated with higher level of operational activity, consulting costs associated with our Sarbanes Oxley compliance readiness program and other technical accounting issues, and costs associated with accountants review of registration statements related to convertible notes offerings during the year
     o Director fee increase in 2005 reflects higher rates of compensation for the entire year in 2005 compared to only eight months of 2004.
     o Prospect generation, maintenance and presentation - Increase in 2005 compared to 2004 primarily reflects additional efforts spend on preparing and marketing the Germany and Romania projects to industry partners.
     o Insurance and other - 2005 increase reflects higher director and officer insurance compared to 2004.

         During the year ended November 30, 2005, we recorded a gain on the sale of oil and gas properties of $197,676, reflecting the excess of proceeds to be received on the farm-out of the Neues Bergland Exploration Permit in Germany. No such sales occurred in the corresponding period in 2004. Late in the year ended November 30, 2005, the Company began to record operating revenues associated with fees charged to joint venture partners for operating drilling programs. The Company recorded a total of $43,472 of such fees in the fourth quarter of the year, compared to -0- in the prior year.

         Interest income for the year ended November 30, 2005 includes interest income earned on cash deposits in commercial banks of $163,291 compared to $51,396 of interest income during the same period in 2004. The increase in interest income reflects additional cash on deposit as a result from our financing and fund raising activities in the year ending November 30, 2004 and in March and May 2005.

         Interest and financing costs increased in 2005 to $12,244,752 from $6,352,100 in 2004 reflecting the full year effect of the 2004 Notes and the incremental effect of the March 2005 and May 2005 Notes including the amortization of related discount and deferred financing costs and the writeoff of unamortized discount and deferred financing costs upon issuance of new debt. The table below summarizes interest and financing costs for the years ended November 30,

-------------------------------------------------------------------------------------------------------
                                                                   2005                      2004
-------------------------------------------------------------------------------------------------------
Interest on outstanding debt                                     $ 3,811,005               $ 848,107
-------------------------------------------------------------------------------------------------------
Amortization of discount                                           3,811,970               4,180,240
-------------------------------------------------------------------------------------------------------
Amortization of deferred finance costs                             1,058,072                 884,703
-------------------------------------------------------------------------------------------------------
Discount on shares issued upon conversion of
principal and interest at below market rates                       1,074,428                       -
-------------------------------------------------------------------------------------------------------
Liquidated damages on failure to timely register
shares and fees paid to extend note                                  326,680                 439,050
-------------------------------------------------------------------------------------------------------
Writeoff of unamortized discount and deferred
financing costs upon issuance of new debt                          2,162,597                       -
-------------------------------------------------------------------------------------------------------
                                              Total             $ 12,244,752             $ 6,352,100
-------------------------------------------------------------------------------------------------------

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

         For the year ended November 30, 2004 and 2003, we recorded general and administrative costs of $3,517,218 and $$2,095,495, respectively. Significant expenses in 2004 included: salaries and benefits of $583,141; professional and consulting fees of $602,940; travel and entertainment, primarily related to financing activities, of $447,202; legal expenses of $581,393; investor relations of $537,090; office lease and expenses of $228,703 and directors fees of $180,395. Comparative amounts for 2003 were: salaries and benefits of $258,686; professional and consulting fees of $446,724; travel and entertainment primarily related to financing activities of $321,463; legal expenses of $381,166; investor relations of $380,243; office lease and expenses of $116,070 and directors fees of $27,500. The 2004 increases reflect our significantly higher level of operational activity, including the oil and gas property acquisitions and the drilling of 120 wells during the year. During fiscal 2004, we relocated our headquarters to Denver from Miami, entered into an office lease to accommodate the larger number of staff, and completed five registration statements for the resale of our equity securities. These activities required significant increases in legal, accounting and consulting fees to accomplish successfully.

         We recorded $76,390 of DD&A expenses in 2004 compared to $685 in 2003. The increase reflects depreciation of furniture and equipment of $20,683 in 2004 versus $685 in 2003, DD&A and abandonment of oil and gas properties of $52,944 in 2004 compared to $-0- in 2003, and depreciation and accretion of the asset retirement obligation of $2,763 in 2004 compared to $-0- in 2003.

         We recorded interest and financing costs of $6,352,100 in 2004 compared to $417,646 in 2003. The 2004 expense is comprised of interest on 7% convertible debentures, the convertible notes and other notes payable of $848,157, liquidated damages related to the Securities Purchase Agreements for the convertible debentures and the December 2003 private placement of common stock in the amounts of $404,000 and $35,050, respectively, the amortization of the discount on the convertible debentures and convertible notes of $1,645,431, amortization of deferred financing costs of $442,817, and the write-off of the balance of unamortized discount and deferred financing costs relating to the convertible debentures in the amounts of $2,537,518 and $441,886, respectively. The liquidated damages were assessed in accordance with the terms of the respective Securities Purchase Agreements and reflect the fact we were unable meet the deadline for registration of the common stock to become effective as required by such agreements. See Note 5 and Note 6 to the financial statements for a complete discussion of the discount and the beneficial conversion feature on the convertible debentures and convertible notes payable. The 2003 expense is comprised of interest on 7% convertible debentures and other notes payable of $75,967, the amortization of the discount on the convertible debentures of $292,682, and $48,997 of amortization of deferred financing costs.

         Our loss for the year ended November 30, 2005 of $21,823,048 increased the accumulated deficit as of that date to $35,373,713.

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $850,500 through the period ended November 30, 2002, net proceeds of $6,151,278 for the year ended November 30, 2003, net proceeds of $33,059,822 for the fiscal year ended November 30, 2004 and net proceeds of $17,745,137 for the fiscal year ended November 30, 2005.

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

         In December 2003, we completed a private placement of 2,503,571 shares of our common stock and warrants to purchase 500,715 common shares, resulting in gross proceeds of $3,505,000. The warrants were exercisable for a four-year period at an original price of $2.71 per share. In accordance with the antidilutive rights provisions, the exercise prices of those warrants with original exercise prices in excess of $1.54 were reset to $1.54 per share, in connection with the issuance of the 2004 notes. We granted registration rights to the purchasers in this private placement.

         We completed a second private placement of 6,637,671 shares of our common stock and warrants to purchase 1,327,535 common shares in January 2004, resulting in gross proceeds of $11,947,800. The warrants were exercisable for a five-year period at an original price of $4.05 per share. In accordance with the antidilutive rights provisions, the exercise prices of those warrants with original exercise prices in excess of $1.54 were reset to $1.54 per share, in connection with the issuance of the 2004 notes. We granted registration rights to the purchasers in this private placement as well.

         In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes (the "2004 Notes") and warrants (the "2004 Warrants"). Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000. The 2004 Notes pay interest at the prime rate plus 7.25% per annum, originally matured two years from the date of issue, are collateralized by substantially all of our assets, and were originally convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share. In January 2005, under the terms of the 2004 Notes, we were required to pay accumulated interest to that date. Commencing on March 1, 2005 we were required to make monthly payments of principal in the amount of $833,333 plus accrued interest. For the year ended November 30, 2005, the Company has made total payments on the 2004 Notes of $10,152,666 consisting of $7,500,000 in principal repayments and $2,652,666 of interest. Of that amount the Company has paid $8,337,748, or 82% of the total payment, using shares of common stock. Note purchasers received the three-year, 2004 Warrants, which originally allowed the holders to purchase 5,194,806 shares of common stock at $1.54 per share.

         On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the "March 2005 Notes") to a group of accredited investors to fund our entry into our Piceance Basin project. The March 2005 Notes are payable on April 30, 2007 (but are subordinated in payment to the 2004 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share. March 2005 Note purchasers received three-year warrants (the "2005 Warrants"), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.

         On May 31, 2005, we completed a private offering of senior secured convertible notes to essentially the same group of accredited investors that purchased our 2004 Notes and Warrants (the "May 2005 Notes"). Gross proceeds from the offering were $10,000,000. The May 2005 Notes are secured by a security interest in all of our assets and the domestic properties of our subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The May 2005 Notes mature and are payable on May 31, 2010 (but can be redeemed by the holders after May 31, 2008) and bear interest at the prime rate plus 7.25%, adjusted and payable quarterly. The May 2005 Notes were originally convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in our domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.

         On December 1, 2005, we entered into a Waiver and Amendment Agreement with the holders of the 2004 Notes and the holders of the 2005 Notes . Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005. The Third Amendment set the working interest between us and Exxel at 25%/75%, consistent with the original intent of the parties. As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for Galaxy having paid about 50% of the land cost to get the project started.

         In addition, the Waiver and Amendment, among other things, effected the following changes:
    o Lowered the conversion price to $1.25 for conversions by the holders of the 2004 Notes, the May 2005 Notes, and the March 2005 Notes;
    o Lowered the exercise price of the 2004 Warrants and the 2005 Warrants to $1.25 per share and increased the aggregate number of shares purchasable under the 2004 Warrants from 5,194,806 to 6,400,002.
    o Caused the exercise price of warrants issued in December 2003 and January 2004 being lowered to $1.25 under the anti-dilution provisions of such warrants;
    o Deferred monthly installment payments on the 2004 Notes until April 1, 2006;
    o    Extended the maturity date of the 2004 Notes to July 1, 2007; and
    o Extended any redemption or conversion of the 2004 Notes by Galaxy until June 22, 2006

         OPERATING AND INVESTING ACTIVITIES. For the 2005 fiscal year, we used $24,927,850 for operating and investing activities, as compared to $24,671,863 in fiscal 2004 and $3,953,078 for fiscal 2003. We expended $18,873,239 on oil and gas property acquisition, drilling, completion and construction of facilities in 2005, and had $1,328,469 of cash at November 30, 2005. In comparison, we expended $20,266,368 and $1,787,926 on property acquisition costs during the fiscal years ended November 30, 2004 and 2003, and had $10,513847 and $2,239,520 of cash at November 30, 2004 and 2003, respectively.

         WORKING CAPITAL DEFICIENCY. As of November 30, 2005, the Company had a working capital deficiency of $6,690,440 compared to a working capital deficiency of $626,108 at November 30, 2004, and a working capital position of $1,756,776 at November 30, 2003. Included in current liabilities at November 30, 2005 is the current portion of convertible notes payable of $5,041,524 and related accrued interest of $373,681. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. For the year ended November 30, 2005, the Company has made total payments on the 2004 Notes of $10,152,666 consisting of

$7,500,000 in principal repayments and $2,652,666 of interest. Of that amount the Company has paid $8,337,748, using shares of common stock, with the balance $1,925,346 paid in cash. During the same period the Company paid interest on the May 2005 Notes in the aggregate amount of $457,689. Of that amount $347,260 was paid by issuing common stock and $110,429 was paid in cash

         We may, subject to certain conditions, continue to make payment of these amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible debentures to determine the optimum repayment mix of cash and common stock. At November 30, 2005, we had recorded natural gas sales from 37 wells in the Powder River Basin and one well in the Piceance basin. We have also commenced water production, a pre-cursor to natural gas production in CBM projects from an additional 49 wells in the Powder River Basin. We are operator of an ongoing drilling program in the Piceance Basin, for which we have an initial carried 25% interest. If successful, we anticipate gas sales from this program by the middle of fiscal 2006. Management believes that natural gas production from these wells will generate revenues sufficient to allow more of our debt payments to be made in cash.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of November 30, 2005.

-------------------------------------------------------------------------------------------------------------------
                                                                        PAYMENTS DUE BY PERIOD
                                                -------------------------------------------------------------------
                                                                                                            MORE
                                                                                                            THAN 5
    CONTRACTUAL OBLIGATIONS (1)<F1>                   TOTAL          YEAR         1-3 YEARS     3-5 YEARS   YEARS
-------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable (2)<F2>
   Principal                                      $30,195,000     $10,000,000    $10,195,000   10,000,000      --
   Interest                                         9,845,106       2,451,256      6,674,809      719,041      --
Notes payable and accrued interest                  2,116,392       2,116,392             --           --      --
-------------------------------------------------------------------------------------------------------------------
Office and equipment leases                           494,534          97,857        209,482      187,195      --
-------------------------------------------------------------------------------------------------------------------
TOTAL                                             $42,651,032     $14,665,505    $17,079,291   10,906,236
-------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> This table excludes the costs of drilling obligations in our European permits. Together with our partners we have met certain of the preliminary obligations; however we have not determined that we will conduct those operations. In the event we do not fulfill those drilling obligations, we will forfeit a portion of the permit. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using interest rates ranging from 13.5% to 14.5% from December 1 2005 through April 4, 2006; and from 14% to 14.5%. thereafter.

PLAN OF OPERATION

         As described in Item 2. Properties, we entered into an agreement to acquire a working interest in the Piceance Basin in Colorado. Funding for our share of acquisition and project costs was financed through a private placement of $7,695,000 in senior subordinated convertible notes and warrants. The notes mature on April 30, 2007

(but are subordinated in payment to the 2004 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share. Note purchasers received three-year warrants (the "2005 Warrants"), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share. The Waiver and Amendment agreement entered into on December 1, 2005 reduced the conversion price on the notes to $1.25 per share thereby increasing the number of shares of our common stock into which the notes can be converted to 6,156,000. Additionally, the December 1, 2006 agreement reduced the exercise price of the 2005 Warrants to $1.25 per share thereby allowing the holders to purchase up to 2,462,400 shares of common stock at $1.25 per share.

         We commenced drilling operations on our first operated well in the Piceance Basin commenced on December 5, 2005. In addition we and our partner in the basin, Exxel Energy Corp, are 33% working interest owners in a well operated by Antero Resources in the basin. The well has been drilled and completed and production testing is under way. Currently Exxel is currently paying 100% of the costs of the project and we believe that, at the current level of expenditure, at least six wells will be drilled before we begin paying 25% of the costs of the project under our agreement with Exxel.

         We will also continue to operate and dewater our wells in the Powder River Basin. As our financial resources allow, we will continue to add the necessary infrastructure and water handling facilities to bring more of our completed wells into production. If it proves economic to do so, we will continue to drill wells on our Powder River Basin acreage so as to add to our natural gas production capability.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. For the year ended November 30, 2005, we recognized impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount.

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

         As of November 30, 2005, we have, through acquisition and drilling, acquired working interests in 235 natural gas wells. A limited number of these wells had initial gas production during the period, and the others are in various stages of completion and hook up at November 30, 2005. We adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using our estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to

Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning December 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the impact of this new standard and estimates that the adoption SFAS No. 123(R) will have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure elsewhere in this report.

         The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner, and therefore SAB No. 106 had no effect on the Company's financial statements.

         In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143", which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the company's financial statements.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on the Company's financial statements.

         In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 05-02 The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19 ("EITF 05-02"). The abstract clarified the meaning of "conventional convertible debt instruments" and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-02 has not had a material impact on our consolidated financial statements.

         In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We will adopt the guidance in EITF 05-08 for our quarter ending April 30, 2006. We are currently assessing the impact that adoption of EITF 05-08 will have on our consolidated financial statements.

         In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 8% Convertible Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off balance sheet arrangements.


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


ITEM 9B.    OTHER INFORMATION

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our executive officers and directors are:

        NAME                               AGE     POSITION
        ----                               ---     --------
        Marc E. Bruner                      32     President and Director
        Christopher Hardesty                61     Senior Vice President, Chief Financial Officer,
                                                   Secretary and Treasurer
        Cecil D. Gritz                      62     Chief Operating Officer and Director
        Richard E. Kurtenbach               50     Vice President - Administration and Controller
        Nathan C. Collins                   71     Director
        Dr. James M. Edwards                59     Director
        Robert Thomas Fetters, Jr.          65     Director
        Thomas W. Rollins                   73     Director
        Carmen Lotito                       61     Director


         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

MARC E. BRUNER, PRESIDENT AND DIRECTOR

         Marc E. Bruner became our President and director upon the acquisition of Dolphin in November 2002. He had served as president of Dolphin since June 2002. From September 1999 to June 2002, he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm. Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame. Mr. Bruner devotes all of his working time to the business of the company. Mr. Bruner is the son of Marc A. Bruner, the company's founder and largest shareholder.

CHRISTOPHER HARDESTY, SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER

         Effective July 27, 2005, Christopher S. Hardesty, who served as Secretary of the Company since June 21, 2005, was appointed to the additional positions of Senior Vice President, Chief Financial Officer and Treasurer of Galaxy Energy Corporation. He had served as the Company's Director of Corporate Finance since October 2004. He received an MBA from the Wharton School of the University of Pennsylvania in May 1972. During his career, Mr. Hardesty has served as Supply and Food Service Officer aboard two U.S. Navy nuclear submarines, Treasurer of Esso Caribbean, Vice President and Treasurer of Newmont Mining Corporation, Chief Financial Officer of Newmont Gold Company, Chief Financial Officer of DEKALB Energy Company, and Chief Financial Officer of Presidio Oil Company. Mr. Hardesty served as Treasurer of Pameco Corporation, a private, venture capital-owned, turnaround company in the heating, ventilation and air conditioning (HIVAC) industry from October 2000 to July 15, 2003. Mr. Hardesty was one of the founders, in May 1996, of Sys.Test Labs, LLC, a private, Denver-based company providing software testing services to private companies and government entities at the federal, state and local level. He has served as Chief Financial Officer of Sys.Test Labs since the time of its founding, working full time in that role during the period from July 2003 until October 2004 and at various times prior to October 2000. None of these organizations is related to the Company. Mr. Hardesty devotes all of his working time to the business of Galaxy.

CECIL D. GRITZ, CHIEF OPERATING OFFICER AND DIRECTOR

         Cecil D. Gritz became a director upon the acquisition of Dolphin in November 2002 and became our chief operating officer in October 2003. He has worked in the oil and gas industry for more than three decades and holds an advanced degree in petroleum engineering and is a graduate of the Colorado School of Mines. Mr. Gritz worked as an engineer in various capacities for Shell Oil Company from June 1966 to August 1973. After leaving Shell Oil Company, he worked as a drilling and production manager, president of a drilling company, and petroleum engineer for companies in Denver, Colorado. He was the vice president of engineering and operations for Vista Resources, Inc., Denver, Colorado, from July 1977 to September 1982, and the drilling and production manager for Trend Exploration Limited, Denver, Colorado, from September 1982 to September 1986. As an in-house full-time consultant, he provided services as a petroleum engineer and project manager for David Schlachter Oil & Gas, an independent oil and gas company based in Dallas, Texas, from September 1986 to March 1988. He was vice president of operations for Dantex Oil & Gas, Inc., Dallas, Texas, from March 1988 to August 1993. Mr. Gritz has been a manager and consulting petroleum engineer for Harbor Petroleum, LLC in Granbury, Texas, since August 1993. He is a 50% owner of that company. Mr. Gritz devotes all of his working time to the business of Galaxy.

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

CARMEN LOTITO, DIRECTOR

         Carmen Lotito is the Executive Vice President, Chief Financial Officer and Treasurer of GSL Energy Corporation. Prior to joining GSL, Mr. Lotito was Chief Financial Officer, Treasurer and a director of Galaxy Energy Corporation since the acquisition of Dolphin in November 2002. He was also our Executive Vice President since August 2004. He resigned his positions with us on July 26, 2005 in order to join GSL. He has been a director and the chairman of the audit and compensation committees of Gasco Energy, Inc., a publicly-traded natural gas and petroleum exploitation and development company based in Englewood, Colorado, since April 2001. He served as vice president, chief financial officer and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. From July 1998 to October 1999, Mr. Lotito served as director of marketing and business development for Impact Web Development, Salt Lake City, Utah. Prior to joining Coriko, Mr. Lotito was self-employed as a financial consultant. In 1988, Mr. Lotito joined ConAgra, Inc., in San Antonio, Texas as a brand manager. In 1966, Mr. Lotito joined the firm of Pannell, Kerr Forester & Co. as a senior accountant in management and audit services for the company's Los Angeles and San Diego, California offices. Mr. Lotito holds a BS degree in Accounting from the University of Southern California. Mr. Lotito is the stepfather of Marc E. Bruner. Mr. Lotito devotes all of his working time to the business of the company.

ADVISORY COMMITTEE

         In previous years we made use of an Advisory Committee to obtain advice and recommendations from persons with significant experience in unconventional natural gas exploration and development companies concerning the identification of properties for acquisition, negotiation of deal terms, assistance in making presentations about our progress, and assistance in structuring financing arrangements. At the beginning of 2005, we and the members of the Advisory Committee agreed that, since the company had shifted into more of an operating mode on its existing properties, there was no further need for the services of the Advisory Committee and it was disbanded. The two members of the Advisory Committee at the time of its termination - Marc A. Bruner and Brian Hughes - continued to provide services to us, when requested during 2005, under the terms of individually-negotiated consulting agreements.

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

         The Nominating Committee currently consists of Messrs. Edwards, Rollins, and Fetters. The Nominating Committee assists the board in identifying qualified individuals to become directors, recommends to the board qualified director nominees for election at the stockholders' annual meeting, determines membership on the board committees, recommends a set of Corporate Governance Guidelines, oversees annual self-evaluations by the board and self-evaluates itself annually, and reports annually to the board on the chief executive officer succession plan.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended November 30, 2005, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.


ITEM 11.    EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers and each of our next highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered during the years ended November 30, 2005, 2004, and 2003.

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                 ---------------------------------------
                            ANNUAL COMPENSATION                             AWARDS             PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)        TION($)
-------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner     2005     $120,000        -0-          -0-          -0-      100,000 (2)<F2>  -0-          -0-
  President (1)<F1> 2004     $108,000        -0-          -0-          -0-      750,000 (2)<F2>  -0-          -0-
                    2003      $72,000        -0-          -0-          -0-          -0-          -0-          -0
                    2002      $47,000        -0-          -0-          -0-          -0-          -0-          -0-
-------------------------------------------------------------------------------------------------------------------
  Cecil Gritz,      2005     $110,000        -0-          -0-          -0-      100,000 (2)<F2>  -0-          -0-
 Chief Operating    2004     $104,450        -0-          -0-          -0-      625,000 (2)<F2>  -0-          -0-
     Officer
-------------------------------------------------------------------------------------------------------------------
   Christopher      2005     $100,000        -0-          -0-          -0-      300,000 (2)<F2>  -0-          -0-
    Hardesty
 Chief Financial
     Officer
-------------------------------------------------------------------------------------------------------------------
     Richard        2005     $108,000        -0-          -0-          -0-      75,000 (2)<F2>   -0-          -0-
   Kurtenbach
 Vice President,
Chief Accounting
     Officer
-------------------------------------------------------------------------------------------------------------------

(1)<F1> Mr. Bruner has been the President since November 13, 2002. The salary shown above includes consulting fees paid to Mr. Bruner.
(2)<F2> These stock options vest in equal amounts quarterly over a five-year period.

         The following table sets forth information with respect to all stock options granted during the year ended November 30, 2005 to the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR OPTION
                                                                                                 TERM (1)<F1>
---------------------------------------------------------------------------------------------------------------------
                                    PERCENTAGE OF
                      NUMBER OF         TOTAL
                     SECURITIES      OPTIONS/SARS
                     UNDERLYING       GRANTED TO      EXERCISE OR
                    OPTIONS/SARS     EMPLOYEES IN     BASE PRICE       EXPIRATION
      NAME           GRANTED (#)     FISCAL YEAR        ($/SH)            DATE            5% ($)          10% ($)
---------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner        100,000          10.3%            $1.34          12/2/2014         $6,700          $13,400
---------------------------------------------------------------------------------------------------------------------
   Cecil Gritz         100,000          10.3%            $1.34          12/2/2014         $6,700          $13,400
---------------------------------------------------------------------------------------------------------------------
   Christopher
    Hardesty           300,000          30.8%            $1.34          12/2/2014        $20,100          $40,200
---------------------------------------------------------------------------------------------------------------------
     Richard
   Kurtenbach          75,000            7.7%            $1.34          12/2/2014         $5,025          $10,050
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

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                      OPTIONS/SARS AT FY-END          OPTIONS/SARS AT
                          SHARES ACQUIRED ON                                    (#)                       FY-END ($)
         NAME                EXERCISE ($)        VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
    Marc E. Bruner                -0-                   -0-               277,500/572,500                  -0-/-0-
----------------------------------------------------------------------------------------------------------------------------
      Cecil Gritz                 -0-                   -0-               233,750/491,250                  -0-/-0-
----------------------------------------------------------------------------------------------------------------------------
 Christopher Hardesty             -0-                   -0-               45,000/255,000                   -0-/-0-
----------------------------------------------------------------------------------------------------------------------------
  Richard Kurtenbach              -0-                   -0-               142,500/307,500                  -0-/-0-
----------------------------------------------------------------------------------------------------------------------------

         We reimburse our officers and directors for reasonable expenses incurred during the performance of their duties for Galaxy Energy.

         From April 1, 2003 through February 29, 2004, we paid our two outside directors a stipend of $1,500 per month. On May 15, 2003, we also granted each of them options to purchase 60,000 shares at $1.00 per share, exercisable through May 15, 2013. One-third of these options vests each year beginning May 15, 2004.

         Beginning March 1, 2004, we pay our outside directors $2,500 per month, plus an additional $500 per month for each committee on which they serve. Outside directors were also granted 60,000 stock options, which vested immediately and are exercisable through March 2, 2014 at $3.51 per share. Each January 1, beginning January 1, 2005, we will grant our outside directors options to purchase 60,000 shares of common stock, which shall vest immediately and be exercisable for ten years at the market price as of date of grant. The options granted in January 2005 vested immediately and are exercisable through January 15, 2015 at $1.26 per share. The options granted in January 2006 vested immediately and are exercisable through January 4, 2016 at $1.19 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, the Compensation Committee of the board was comprised of three directors, Messrs. Edwards, Rollins and Collins. None of these directors is or was an officer of the company or any of its subsidiaries at any time now or in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE COMPANY

         The Compensation Committee of the board of directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for our executive officers. The

Compensation Committee for the year ended November 30, 2005 was composed of Messrs. Edwards, Rollins, and Collins none of whom is employed by the company or any of its subsidiaries. The Compensation Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options. The Compensation Committee's compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the company. The current executive compensation consists of base salary, potential cash bonus awards and long-term incentive opportunities in the form of stock options. Although the Compensation Committee has not adopted a formal compensation plan, executive compensation is reviewed by the Compensation Committee and is set for individual executive officers based on subjective evaluations of each individual's performance, the company's performance, and a comparison to salary ranges for similar positions in other companies within the oil and gas industry. The goal of the Compensation Committee is to ensure that the company retains qualified executives and whose financial interests are aligned with those of the shareholders.

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

         STOCK OPTIONS. The Compensation Committee utilizes stock option awards as a method of aligning the executives' interests with those of the stockholders by giving the key employees a direct stake in the performance of the company. The Compensation Committee uses the same criteria described above to determine the level of stock option awards. During fiscal 2005, 2004, and 2003, the Company granted common stock options to the Company's employees, consultants and directors in the amounts of 975,000, 3,500,000 and 120,000, respectively In April 2004, 60,000 of the 2004 and 60,000 of the 2003 options were relinquished. There were no common stock options granted to the executive officers during the year ended November 30, 2002.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. During the year ended November 30, 2005, Marc E. Bruner, President and Chief Executive Officer received total compensation of $108,000 in salary and no cash bonus. The Compensation Committee considered the factors described above to determine that the compensation paid to Mr. Bruner during 2005 was appropriate. The foregoing report is made by the Compensation Committee of the company's board of directors.

PERFORMANCE CHART

         The following chart shows the changes in the value of $100, over the period of November 2002, when the company began trading, until November 30, 2005, invested in: (1) Galaxy Energy Corporation; (2) the NASDAQ Market Index; and (3) a peer group consisting of the 28 publicly-held companies in the S&P Small Cap Energy Index. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on November 30, 2002 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of our common stock.

                                [GRAPHIC OMITTED]

----------------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                                 11/13/2002   11/30/2002    11/30/2003   11/30/2004   11/30/2005
----------------------------------------------------------------------------------------------------------------
GALAXY ENERGY CORPORATION                          $ 100.00      $ 85.82      $ 170.90     $ 105.22      $ 92.00
----------------------------------------------------------------------------------------------------------------
S&P SC ENERGY INDEX                                $ 100.00     $ 115.39      $ 152.21     $ 270.66     $ 389.64
----------------------------------------------------------------------------------------------------------------
AMEX COMPOSITE                                     $ 100.00      $ 99.71      $ 134.73     $ 172.51     $ 248.34
----------------------------------------------------------------------------------------------------------------
Source:  CTA Public Relations www.ctapr.com (303) 665-4200.  Data from BRIDGE Information Systems, Inc.

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

         As of November 30, 2005, options to purchase 4,475,000 shares were outstanding at an average exercise price of $2.15 per share and 2,025,000 shares were available for future grant.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 6, 2006:

                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>
----------------------------------------                       ---------------------         -------------------------

Marc A. Bruner                                                     11,701,799 (3)<F3>                17.0%
29 Blauenweg
Metzerlen, Switzerland 4116

Resource Venture Management                                         4,899,525                         7.1%
29 Blauenweg
Metzerlen, Switzerland 4116




                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>
----------------------------------------                       ---------------------         -------------------------

Bruner Group, LLP                                                   4,500,000                         6.6%
1775 Sherman Street #1375
Denver, Colorado 80203

Marc E. Bruner                                                      1,862,500 (4)<F4>                 2.7%

Carmen Lotito                                                       1,250.000 (5)<F5>                 1.8%

Cecil D. Gritz                                                        306,250 (6)<F6>                   *

Dr. James Edwards                                                     220,000 (7)<F7>                   *

Robert Thomas Fetters, Jr.                                            180,000 (8)<F8>                   *

Thomas W. Rollins                                                     180,000 (8)<F8>                   *

Nathan C. Collins                                                     180,000 (8)<F8>                   *

Christopher S. Hardesty                                                91,000 (9)<F9>

Richard E. Kurtenbach                                                 101,250 (10)<F10>                 *

All officers and directors as a group  (9 persons)                  4,457,250 (11)<F11>               6.3%

*less than one percent (1%)
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 68,668,029 shares of Common Stock outstanding as of March 6, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 6, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Included in Mr. Bruner's share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP. Mr. Bruner is a control person of both these entities. Also included in Mr. Bruner's share ownership are 203,390 shares issuable upon exercise of warrants.

(4)<F4>  Includes 362,500 shares issuable upon exercise of stock options.

(5)<F5>  Includes 250,000 shares issuable upon exercise of stock options.

(6)<F6>  Includes 306,250 shares issuable upon exercise of stock options.

(7)<F7>  Includes 220,000 shares issuable upon exercise of stock options.

(8)<F8>  Includes 180,000 shares issuable upon exercise of stock options.

(9)<F9>  Includes 75,000 shares issuable upon exercise of stock options.

(10)<F10>Includes 187,500 shares issuable upon exercise of stock options.

(11)<F11>Includes 1,941,250 shares issuable upon exercise of stock options.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         At November 30, 2005, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
  Equity compensation plans              4,475,000                      $2.15                      2,025,000
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               -0-                          --                           -0-
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
            Total                        4,475,000                      $2.15                      2,025,000
-------------------------------------------------------------------------------------------------------------------

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

         From June 2002 through September 2003, we paid Resource Venture Management $30,000 per month to provide consulting services. Beginning October 1, 2003, we and Resource Venture Management agreed to a reduced fee of $10,000 per month. During the year ended November 30, 2003, consulting fees of $320,000 were incurred and $90,000 of such fees were paid through the issuance of 90,000 shares of common stock valued at $1.00 per share. We subsequently agreed to pay Resource Venture Management additional expenses of $77,500 during the year ended November 30, 2003, of which $42,500 was included in accounts payable at November 30, 2003. Resource Venture Management currently has only one employee, Marc A. Bruner During each of the years ended November 30, 2005 and 2004, we paid management fees of $120,000 to Resource Venture Management,. We also incurred other costs and expenses of $30,000 and $79,929 with Resource Venture Management for those same periods, of which $12,079 and $37,826 remained outstanding as of the respective period ends.

         At November 30, 2004 we also owed Marc A. Bruner $19,500 for amounts advanced to Pannonian International prior to its acquisition by us. Upon our acquisition of Pannonian, we assumed this obligation. That amount was repaid during the year ended November 30, 2005.

         On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the "Agreement") with Apollo Energy LLC and ATEC Energy Ventures, LLC (the "Sellers") to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. During the six months ended August 31, 2005 we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area. Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. However, because of his assignment to Exxel and because he subsequently became a significant shareholder of Exxel, Exxel is now a related party to Galaxy.

         PANNONIAN INTERNATIONAL, LTD./THOMAS G. FAILS. On November 15, 2002, we executed a letter of intent to acquire Pannonian International, Ltd., a Colorado corporation, solely for shares of our common stock. Mr. Marc A. Bruner was also a shareholder of this entity. Thomas G. Fails became one of our directors on November 13, 2002 and resigned March 2, 2004. Mr. Fails is the president and a director of Pannonian International, Ltd. At November 30, 2002, Pannonian International owed us $25,000 for advances made in contemplation of the acquisition transaction. We completed the acquisition of Pannonian International on June 2, 2003, by issuing 1,951,241 shares.

         At November 30, 2005 and 2004, we, through Pannonian International, owed Thomas G. Fails and his company $50,998 and $76,839, respectively, for amounts paid by him for the benefit of Pannonian International and/or advanced to Pannonian. Pannonian International shares office space with Mr. Fails and is charged a proportionate share of the office rent and other expenses.

         HARBOR PETROLEUM, LLC AND FLORIDA ENERGY, INC. During the period from May 2002 through November 30, 2003, Dolphin has advanced funds to Harbor Petroleum, LLC for the purposes of acquiring oil, gas and mineral interest leases in Rusk and Nacogdoches Counties, Texas. Harbor Petroleum is 50%-owned and managed by Cecil Gritz, our chief operating officer and one of our directors. During the years ended November 30, 2004 and 2003, we incurred total costs with Harbor Petroleum of $266,403, and $344,294, respectively. Of those amounts, $130,886 in 2004, and $254,084 in 2003, were for reimbursement of costs incurred by Harbor to acquire oil and gas leases and other costs, and $135,517 in 2004, and $90,210 in 2003, represented consulting fees and expenses from Harbor.

         As of January 31, 2006, we held leases covering approximately 1,955 net acres. As of November 30, 2004, we had acquired leases covering approximately 2,780 net acres. On November 30, 2005, leases covering 613 net acres expired; and an additional 213 net acres expired in December 2005 and January 2006. While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases have been assigned to Dolphin. Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner, our president.

         By an agreement dated March 6, 2003, Dolphin acknowledged that it was responsible for payment of all of the acquisition costs and maintenance costs of the leases. Dolphin owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy. However, with respect to 400 contiguous acres designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin paid Florida Energy a bonus of $50,000 for identifying this lease play

         During the fiscal years ended November 30, 2005, 2004 and 2003, we paid Harbor $27,500, $104,450 and $13,900 in compensation for Mr. Gritz's services as our chief operating officer. The Company also paid living expenses of $19,800 and $24,348 directly to third parties for the benefit of the chief operating officer during the years ended November 30, 2005 and 2004. At November 30, 2003, $4,375 was owed to Harbor for Mr. Gritz's services and expense reimbursement.

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

AUDIT FEES

         For the fiscal year ended November 30, 2005, Hein is expected to bill approximately $100,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

          For the fiscal year ended November 30, 2004, Hein billed $82,455 for the audit of our annual financial statements. For the fiscal year ended November 30, 2004, WW-PC, billed $15,408 for the review of our Form 10-QSB filings

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal year ended November 30, 2005, Hein billed $4,419 for tax compliance, tax advice, and tax planning services. For the fiscal year ended November 30, 2005 and 2004 WW-PC billed $-0- and $-0- for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         For the year ended November 30, 2005, Hein billed $-0- in connection with the review of our registration statements on Form SB-2, review of our current reports on Form 8-K, and review of our private placement documentation. For the fiscal years ended November 30, 2005 and 2004, WW-PC billed $3,000 and $12,635, respectively, in connection with the review of our registration statements on Form SB-2, review of our current reports on Form 8-K, and review of our private placement documentation.

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

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

The following documents are either filed herewith or incorporated herein by reference:

The audited consolidated financial statements of Galaxy Energy Corporation and subsidiaries as of November 30, 2005 and 2004 and for each of the three years in the period ended November 30, 2005, and the Reports of Independent Registered Public Accounting Firms thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in Item 8.

FINANCIAL STATEMENT SCHEDULES:

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

EXHIBITS:

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
       3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
       3.2         Articles of Amendment to Articles of Incorporation (2)(7)
--------------------------------------------------------------------------------
       3.3         Bylaws (1)
--------------------------------------------------------------------------------
      10.1         2003 Stock Option Plan (2)
--------------------------------------------------------------------------------
      10.2 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (3)
--------------------------------------------------------------------------------
      10.3 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (4)
--------------------------------------------------------------------------------
      10.4 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
      10.5         Form of Initial Note (5)
--------------------------------------------------------------------------------
      10.6         Form of Conditional Note (5)
--------------------------------------------------------------------------------
      10.7         Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
      10.8 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
      10.9 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (5)
--------------------------------------------------------------------------------
      10.10 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.11        Form of Mortgage (5)
--------------------------------------------------------------------------------
      10.12 Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (6)
--------------------------------------------------------------------------------
      10.13 Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc.
                   (8)
--------------------------------------------------------------------------------
      10.14 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (9)
--------------------------------------------------------------------------------
      10.15 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (9)
--------------------------------------------------------------------------------
      10.16 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
      10.17        Form of Note (9)
--------------------------------------------------------------------------------
      10.18        Form of Common Stock Purchase Warrant (9)
--------------------------------------------------------------------------------
      10.19 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
      10.20        Subordination Agreement (9)
--------------------------------------------------------------------------------
      10.21 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (10)
--------------------------------------------------------------------------------
      10.22        Second Amendment to Participation Agreement dated May 24,
                   2005 (11)
--------------------------------------------------------------------------------
      10.23 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (12)
--------------------------------------------------------------------------------
      10.24        Form of Note (12)
--------------------------------------------------------------------------------
      10.25        Form of Qualifying Issuance Warrants (12)
--------------------------------------------------------------------------------
      10.26        Form of Repurchase Warrants (12)
--------------------------------------------------------------------------------
      10.27        Form of Registration Rights Agreement (12)
--------------------------------------------------------------------------------
      10.28 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (12)
--------------------------------------------------------------------------------
      10.29        Form of Mortgage Amendment (12)
--------------------------------------------------------------------------------
      10.30        Form of Waiver and Amendment to 2004 Notes and Warrants (13)
--------------------------------------------------------------------------------
      10.31        Form of Waiver and Amendment to March 2005 Notes and Warrants
                   (12)
--------------------------------------------------------------------------------
      10.32        Form of Conveyances of Overriding Royalty Interests (12)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.33        Form of March 2005 Subordination Agreement (12)
--------------------------------------------------------------------------------
      10.34        Second Amendment to Lease Acquisition and Development
                   Agreement (14)
--------------------------------------------------------------------------------
      10.35        Third Amendment to Participation Agreement dated October 4,
                   2005 (15)
--------------------------------------------------------------------------------
      10.36        Waiver and Amendment dated December 1, 2005 between Galaxy
                   Energy Corporation and the investors named therein (16)
--------------------------------------------------------------------------------
      16.1         Letter from Wheeler Wasoff, P.C. (7)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
      23.1         Consent of Independent Registered Public Accounting Firm,
                   Hein & Associates LLP dated March 14, 2006
--------------------------------------------------------------------------------
      23.2         Consent of Independent Registered Public Accounting Firm,
                   Wheeler Wasoff, P.C. dated March 14, 2006
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Executive Officer
--------------------------------------------------------------------------------
      32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Financial Officer
--------------------------------------------------------------------------------

----------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(4) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(10) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(11) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.

(13) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(14) Incorporated by reference to the exhibits to amendment no. 3 to the registrant's current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(15) Incorporated by reference to the exhibits to amendment no. 4 to the registrant's current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(16) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GALAXY ENERGY CORPORATION



Date:  March 15, 2006                 By: /s/ MARC E. BRUNER
                                         ---------------------------------------
                                             Marc E. Bruner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE


                                         President and Director (Principal Executive
/s/ MARC E. BRUNER                       Officer)                                       March 15, 2006
------------------------------------
Marc E. Bruner

                                         Chief Operating Officer and
/s/ CECIL D. GRITZ                       Director                                       March 15, 2006
------------------------------------
Cecil D. Gritz
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary (Principal
/s/ CHRISTOPHER S. HARDESTY              Financial Officer)                             March 15, 2006
------------------------------------
Christopher S. Hardesty

                                         Vice President - Administration and
/s/ RICHARD E. KURTENBACH                Controller (Principal Accounting Officer)      March 15, 2006
------------------------------------
Richard E. Kurtenbach


/s/ NATHAN C. COLLINS                    Director                                       March 15, 2006
------------------------------------
Nathan C. Collins


                                         Director
------------------------------------

Dr. James M. Edwards


/s/ ROBERT THOMAS FETTERS, JR.           Director                                       March 15, 2006
------------------------------------
Robert Thomas Fetters, Jr.


/s/ THOMAS W. ROLLINS                    Director                                       March 15, 2006
------------------------------------
Thomas W. Rollins


/s/ CARMEN J. LOTITO                     Director                                       March 15, 2006
------------------------------------
Carmen J. Lotito


                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








   Reports of Independent Registered Public Accounting Firms

   Consolidated Balance Sheets
      November 30, 2005 and 2004

   Consolidated Statements of Operations
      Years ended November 30, 2005, 2004 and 2003, and
      Cumulative Amounts from Inception to November 30, 2005

   Consolidated Statement of Stockholders' Equity
      Period from Inception (June 18, 2002) to November 30,
      2002, and Years ended November 30, 2005, 2004 and 2003

   Consolidated Statements of Cash Flows
      Years ended November 30, 2005, 2004 and 2003, and
      Cumulative Amounts from Inception to November 30, 2005

   Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Energy Corporation
Denver, CO

We have audited the consolidated balance sheets of Galaxy Energy Corporation and subsidiaries (the "Company"), a development stage company, as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The financial statements of the Company as of November 30, 2003 and for the year then ended and the period from inception (June 18, 2002) to November 30, 2003 were audited by other auditors, whose report dated February 24, 2004, expressed an unqualified opinion on those financial statements. We have audited the combination in the accompanying statements of operations, stockholders' equity, and cash flows for the period from inception (June 18, 2002) to November 30, 2003 into the period from inception (June 18, 2002) to November 30, 2005. In our opinion, such financial statements have been properly combined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado
March 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Galaxy Energy Corporation


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Galaxy Energy Corporation (formerly Galaxy Investments, Inc.) (a development stage company) for the year ended November 30, 2003, and cumulative amounts from inception (June 18, 2002) to November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Galaxy Energy Corporation for the year ended November 30, 2003, and cumulative amounts from inception (June 18, 2002) to November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                              /s/ WHEELER WASOFF, P.C.


                              Wheeler Wasoff, P.C.




Denver, Colorado
February 24, 2004

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2005 AND 2004

                                 ASSETS                                        2005                   2004
CURRENT ASSETS
     Cash and cash equivalents                                          $     1,328,469        $    10,513,847
     Accounts receivable, joint interest                                        776,882                      -
     Accounts receivable, other                                                 510,196                 43,786
     Prepaid and other                                                          167,513                154,216
                                                                        ----------------       ----------------
         Total Current Assets                                                 2,783,060             10,711,849
                                                                        ----------------       ----------------

OIL AND GAS PROPERTIES, AT COST, FULL COST METHOD OF ACCOUNTING
     Evaluated  oil and gas properties                                        9,991,629                      -
     Unevaluated oil and gas properties                                      41,464,395             37,539,923
     Less accumulated, depletion, amortization and impairment                (7,097,299)               (48,394)
                                                                        ----------------       ----------------
                                                                             44,358,725             37,491,529
                                                                        ----------------       ----------------

FURNITURE AND EQUIPMENT, NET                                                    194,877                130,083
                                                                        ----------------       ----------------
OTHER ASSETS
     Deferred financing costs, net                                              721,024              1,310,650
     Restricted investments                                                     379,782                      -
     Other                                                                       21,910                  4,054
                                                                        ----------------       ----------------
                                                                              1,122,716              1,314,704
                                                                        ----------------       ----------------

TOTAL ASSETS                                                            $    48,459,378        $    49,648,165
                                                                        ================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $     1,880,290        $     2,152,977
     Accounts payable - related party                                            99,078                113,758
     Current portion of notes payable - related party                                 -                 15,946
     Current portion of convertible notes payable, net                        5,041,524              6,249,557
     Notes payable                                                            2,049,728              2,100,000
     Interest payable                                                           402,884                705,719
                                                                        ----------------       ----------------
         Total Current Liabilities                                            9,473,504             11,337,957
                                                                        ----------------       ----------------

LONG TERM OBLIGATIONS
     Convertible notes payable, net                                          10,392,434             10,415,928
     Notes payable                                                                    -                500,000
     Interest payable                                                           744,833                      -
     Asset retirement obligation                                              1,242,967                713,073
                                                                        ----------------       ----------------
         Total long term obligations                                         12,380,234             11,629,001
                                                                        ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 10 AND 11)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
         Authorized - 25,000,000 shares
         Issued - none                                                                -                      -
     Common stock, $.001 par value
         Authorized - 400,000,000 shares and
         100,000,000 shares
         Issued and outstanding - 68,668,029 shares
         and 58,871,509 shares                                                   68,668                 58,818
     Capital in excess of par value                                          64,073,382             40,173,154
     Deficit accumulated during the development stage                       (37,536,410)           (13,550,765)
                                                                        ----------------       ----------------
         Total Stockholders' Equity                                          26,605,640             26,681,207
                                                                        ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    48,459,378        $    49,648,165
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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               CUMULATIVE FROM
                                                                                                  INCEPTION
                                      YEAR ENDED          YEAR ENDED          YEAR ENDED       (JUNE 18, 2002)
                                     NOVEMBER 30,        NOVEMBER 30,        NOVEMBER 30,             TO
                                         2005                2004                2003            NOVEMBER 30,
                                                                                                     2005
REVENUE
     Natural gas sales               $   1,297,194       $     122,455       $            -     $    1,419,649
     Gain on disposition of
       oil and gas properties              197,676                   -                    -            197,676
     Operating revenue                      43,472                   -                    -             43,472
                                     --------------      --------------      ---------------    ---------------
                                         1,538,342             122,455                    -          1,660,797
                                     --------------      --------------      ---------------    ---------------

COSTS AND EXPENSES
     Lease operating expense               965,069              59,247                    -          1,024,315
     General and
       administrative                    5,316,588           3,517,218            2,095,495         12,069,368
     Impairment, oil and gas
       properties                        5,273,795                   -               65,769          5,339,564
     Depreciation and
       amortization                      1,887,074              76,390                  685          1,964,149
                                     --------------      --------------      ---------------    ---------------
                                        13,442,526           3,652,855            2,161,949         20,397,396
                                     --------------      --------------      ---------------    ---------------

OTHER INCOME (EXPENSE)
     Interest and other income             163,291              51,396                    -            214,687
     Interest expense and
       financing costs                 (12,244,752)         (6,352,100)            (417,646)       (19,014,498)
                                     --------------      --------------      ---------------    ---------------
                                       (12,081,461)         (6,300,704)            (417,646)       (18,799,811)
                                     --------------      --------------      ---------------    ---------------

NET (LOSS)                           $ (23,985,645)      $  (9,831,104)      $   (2,579,595)    $  (37,536,410)
                                     ==============      ==============      ===============    ===============

NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                 $       (0.38)      $       (0.18)      $        (0.08)    $        (0.81)
                                     ==============      ==============      ===============    ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC
AND DILUTED                             64,698,889          53,488,853           32,391,981         46,878,530
                                     ==============      ==============      ===============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002, AND YEARS ENDED
                        NOVEMBER 30, 2003, 2004 AND 2005

                                                                                                        (DEFICIT)
                                                                                                       ACCUMULATED
                                                                                    CAPITAL IN         DURING THE
                                                              COMMON STOCK          EXCESS OF          DEVELOPMENT
                                                         SHARES        AMOUNT       PAR VALUE             STAGE

BALANCE, JUNE 18, 2002 (INCEPTION)                             -     $       -     $          -        $            -

   Issuance of common stock for
     services at $.05 per share                        4,000,000         4,000          196,000                     -
   Sale of common stock for cash at:
     $.001 per share                                  11,500,000        11,500                -                     -
     $.02 per share                                      500,000           500            9,500                     -
     $.05 per share                                    3,000,000         3,000          147,000                     -
     $.34 per share                                    1,997,058         1,997          677,003                     -
   Recapitalization of shares
     issued prior to merger                            9,028,000         9,028          (69,359)                    -
   Net loss                                                    -             -                -            (1,140,066)
                                                     -----------     ---------     -------------       ---------------

BALANCE, NOVEMBER 30, 2002                            30,025,058        30,025          960,144            (1,140,066)

   Issuance of common stock for
      cash at $1.00 per share                          1,602,000         1,602        1,600,398                     -
   Costs of offering                                           -             -           (2,170)                    -
   Issuance of common stock for  services at:
     $ .91 per share                                      60,000            60           54,540                     -
     $1.00 per share                                      10,000            10            9,990                     -
   Issuance of common stock to related party
      upon conversion of outstanding debt
      at $1.00 per share                                 233,204           233          232,971                     -
   Issuance of common stock to related party
      for services at $1.00 per share                     90,000            90           89,910                     -
   Issuance of common stock to acquire
       Subsidiary                                      1,951,241         1,952         (204,184)                    -
   Discount on convertible debentures due to
      issuance of detachable warrants and
      beneficial conversion feature                            -             -        3,471,071                     -
   Warrants issued to placement agent in
      connection with convertible debenture
      offering                                                 -             -          107,578                     -
   Net loss                                                    -             -                -            (2,579,595)
                                                     -----------     ---------     -------------       ---------------

BALANCE, NOVEMBER 30, 2003                            33,971,503     $  33,972     $  6,320,248        $   (3,719,661)


   Issuance of common stock upon warrant
     conversion                                           45,763     $      46     $     26,954        $            -
   Issuance of common stock for cash at $1.40
     per share                                         2,503,571         2,504        3,502,496                     -
   Warrants issued to placement agents in
     connection with issuance of common stock                  -             -          157,599                     -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   PERIOD FROM INCEPTION (JUNE 18, 2002) TO NOVEMBER 30, 2002, AND YEARS ENDED
                  NOVEMBER 30, 2003, 2004 AND 2005 (CONTINUED)

                                                                                                        (DEFICIT)
                                                                                                       ACCUMULATED
                                                                                    CAPITAL IN         DURING THE
                                                              COMMON STOCK          EXCESS OF          DEVELOPMENT
                                                         SHARES        AMOUNT       PAR VALUE             STAGE

   Costs of offering                                           -             -         (449,439)                    -
   Issuance of common stock for oil and gas
     properties at $1.40 per share                     2,000,000         2,000        2,798,000                     -
   Issuance of common stock for oil and gas
     properties at $1.80 per share                     3,000,000         3,000        5,397,000                     -
   Issuance of common stock for cash at $1.80
     per share                                         6,637,671         6,638       11,941,161                     -
   Warrants issued to placement agents in
     connection with issuance of common stock                  -             -          900,504                     -
   Costs of offering                                           -             -       (1,784,448)                    -
   Issuance of common stock for oil and gas
     properties at $2.63 per share                       360,000           360          946,440                     -
   Issuance of common stock upon conversion of
     convertible debenture and accrued interest        9,579,788         9,579        5,642,496                     -
   Issuance of common stock for cashless
     exercise of placement agent warrants                719,213           719             (719)                    -
   Discount on convertible notes payable due to
     issuance of detachable warrants                           -             -        4,336,316                     -
   Warrants issued to placement agents in
     connection with convertible notes payable                 -             -          404,021                     -
   Stock based compensation costs for stock
     options granted to non-employees                          -             -           34,525                     -
   Net loss                                                    -             -                -            (9,831,104)
                                                     -----------     ---------     -------------       ---------------
   BALANCE, NOVEMBER 30, 2004                         58,817,509        58,818       40,173,154           (13,550,765)


   Issuance of common stock upon warrant
     Conversion                                        1,332,676         1,332          990,970                     -
   Issuance of common stock for cashless
     exercise of warrants                                577,033           577             (577)                    -
   Issuance of common stock upon conversion of
     convertible notes and accrued interest            7,940,811         7,941        8,677,068                     -
   Discount on convertible notes payable due to
     issuance of detachable warrants                           -             -       12,902,328                     -
   Discount on issuance of common stock
     below market value                                                               1,074,428
   Warrants issued to placement agents in
     connection with convertible notes payable                 -             -           88,874                     -
   Stock based compensation costs for stock
     options granted to non-employees                          -             -          167,137                     -
   Net loss                                                    -             -                -           (23,985,645)
                                                     -----------     ---------     -------------       ---------------
   BALANCE, NOVEMBER 30, 2005                         68,668,029     $  68,668     $ 64,073,382        $  (37,536,410)
                                                     ===========     =========     =============       ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                                                                   (JUNE 18, 2002)
                                           YEAR ENDED         YEAR ENDED          YEAR ENDED              TO
                                          NOVEMBER 30,       NOVEMBER 30,        NOVEMBER 30,        NOVEMBER 30,
                                              2005               2004                2003                2005
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $ (23,985,645)     $  (9,831,104)      $  (2,579,595)     $  (37,536,410)
   Adjustments to reconcile net loss
      to net cash used by operating
      activities
   Stock for services                                -                  -              64,600             264,600
   Stock for services - related party                -                  -              90,000              90,000
   Stock for Interest                        3,695,884             12,075                   -           3,707,959
   Oil and gas properties for services         732,687                  -                   -             732,687
   Stock for debt-related                            -                  -             233,204             233,204
   Amortization of discount on
     convertible debt                        3,811,971          1,642,675             292,682           5,747,328
   Amortization of deferred
      financing costs                        1,058,072            442,816              48,997           1,549,885
   Writeoff of discount and deferred
      financing costs upon reissue           2,162,597                  -                   -           2,162,597
   Writeoff of discount on convert-
      ible debentures and deferred
      financing costs upon conversion                           2,979,404                   -           2,979,404
   Compensation expense on vested
     stock options to non-employees            167,137             34,521                   -             201,658
   Depreciation, depletion, and
     amortization expense                    1,887,074             76,390                 685           1,959,148
   Impairment of oil and gas
     properties                              5,273,795                  -              65,769           5,339,564
   Gain on sale of oil & gas asset            (197,676)                 -                   -            (197,676)
   Other                                             -                  -              11,178              11,178
   Changes in assets and liabilities
   Accounts receivable, prepaids
     and other current assets               (1,256,589)          (142,523)            (54,573)         (1,448,684)
   Accounts payable                            454,463            (63,539)           (303,488)            371,779
   Accounts payable - related                  (14,679)           (46,274)            (73,172)             99,079
   Interest payable                            441,998            631,000              74,720           1,147,718
   Other                                       (17,861)             4,973                   -             (22,848)
                                         --------------     --------------      --------------     ---------------

   Net cash used by operating
     activities                             (5,786,772)        (4,259,586)         (2,128,993)        (12,607,830)
                                         --------------     --------------      --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties     (18,873,239)       (20,266,368)         (1,787,926)        (41,279,415)
   Purchase of furniture and equipment        (128,056)          (145,909)             (2,419)           (279,177)
   Purchase of surety bonds                   (379,783)                 -                   -            (379,783)
   Proceeds from sale of oil & gas
     asset                                     240,000                  -                   -             240,000
   Advance to affiliate                                                 -             (35,000)            (60,000)
   Cash received upon recapitaliza-
      tion and merger                                -                  -               1,260               4,234
                                         --------------     --------------      --------------     ---------------

Net cash used in investing activities      (19,141,078)       (20,412,277)         (1,824,085)        (41,754,141)
                                         --------------     --------------      --------------     ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                                                                   (JUNE 18, 2002)
                                           YEAR ENDED         YEAR ENDED          YEAR ENDED              TO
                                          NOVEMBER 30,       NOVEMBER 30,        NOVEMBER 30,        NOVEMBER 30,
                                              2005               2004                2003                2005

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common                      -         15,452,800           1,602,000          17,905,300
     stock
   Proceeds from the sale of
     convertible notes payable              17,695,000         20,000,000                   -          37,695,000
   Proceeds from sale of convertible
     debentures                                      -                  -           5,040,000           5,040,000
   Payment of convertible notes
     payable                                (1,436,447)                 -                   -          (1,436,447)
   Debt and stock offering costs              (942,169         (2,419,978)           (490,722)         (3,852,869)
   Payment of note payable                    (550,272)                 -                   -            (550,272)
   Payment of note payable -
      related party                            (15,946)          (113,632)                  -            (129,578)
   Proceeds from exercise of
     warrants                                  992,306             27,000                   -           1,019,306
                                         --------------     --------------      --------------     ---------------

Net cash provided by financing              15,742,472         32,946,190           6,151,278          55,690,440
                                         --------------     --------------      --------------     ---------------
activities

NET INCREASE (DECREASE) IN CASH             (9,185,378)         8,274,327           2,198,200           1,328,469

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIODS                       10,513,847          2,239,520              41,320                   -
                                         --------------     --------------      --------------     ---------------

CASH AND CASH EQUIVALENTS,
 END OF PERIODS                          $   1,328,469      $  10,513,847       $   2,239,520      $    1,328,469
                                         ==============     ==============      ==============     ===============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION
   Cash paid for interest                $   1,065,442      $     205,084       $       3,617      $    1,713,193
                                         ==============     ==============      ==============     ===============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Debt incurred for oil and gas
     properties                          $           -      $   2,600,000       $     600,000      $    3,646,000
                                         ==============     ==============      ==============     ===============
   Stock issued for services             $           -      $           -       $     154,600      $      354,600
                                         ==============     ==============      ==============     ===============
   Stock issued for interest and debt    $   8,685,009      $      12,075       $     233,204      $    8,930,289
                                         ==============     ==============      ==============     ===============
   Stock issued for convertible debt     $           -      $   5,640,000       $           -      $    5,640,000
                                         ==============     ==============      ==============     ===============
   Warrants issued for offering and
     financing costs                     $      88,874      $   1,462,124       $     107,578      $    1,658,576
                                         ==============     ==============      ==============     ===============
   Discount on convertible notes
     and debentures issued               $  16,538,498      $   4,336,316       $   3,471,001      $   14,317,089
                                         ==============     ==============      ==============     ===============
   Conversion of interest to debt        $           -      $           -       $      11,178      $       11,178
                                         ==============     ==============      ==============     ===============
   Stock issued for subsidiary -
   related                               $           -      $           -       $    (202,232)     $     (202,232)
                                         ==============     ==============      ==============     ===============
   Stock issued for oil and gas
     properties                          $           -      $   9,146,800       $           -      $    9,146,800
                                         ==============     ==============      ==============     ===============

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

The fair value of the assets acquired and liabilities assumed pursuant to the transaction with Dolphin are as follows:

               Net cash acquired                        $      2,974
               Liabilities assumed                           (63,305)
                                                        -------------

               Net liabilities assumed                  $    (60,331)
                                                        =============

On June 2, 2003, the Company completed a Share Exchange Agreement whereby it issued 1,951,241 shares of its common stock to acquire all the shares of Pannonian International, Ltd. ("Pannonian"), a related entity. Pannonian was a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado. The shares issued were valued at the predecessor cost of the net assets of Pannonian acquired. As a result of the June 2, 2003 transaction, Pannonian became a wholly owned subsidiary of the Company.

The predecessor cost of the assets acquired and liabilities assumed pursuant to the transaction with Pannonian were:

               Net cash acquired                        $        1,260
               Undeveloped oil and gas properties               75,680
               Liabilities assumed                            (279,173)
                                                        ---------------

               Net liabilities assumed                  $     (202,233)
                                                        ===============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. For the year ended November 30, 2003, the consolidated financial statements include the Company and Dolphin for the entire year and Pannonian from the effective date of the acquisition, June 2, 2003, to November 30, 2003. For the years ended November 30, 2004 and 2005, the consolidated financial statements include the Company, Dolphin, and Pannonian. All significant intercompany transactions have been eliminated upon consolidation.

LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended November 30, 2005 the Company incurred operating losses of $23,985,645 and used cash in operating activities of 5,786,772. During the year ended November 30, 2005 the Company's working capital deficit increased to $6,690,444 from $626,108, while its cash balance decreased to $1,328,469 from the November 30, 2004 balance of $10,513,847. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued operation is contingent upon it ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations. The Company is considering several options for raising additional capital to fund its 2005 operational budget such as debt and equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 3 - Oil and Gas Properties, have a material impact on the carrying value of oil and gas property. In addition, significant estimates are required in the valuation of undeveloped oil and gas properties. Actual results could differ from those estimates and such differences could be material.

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. At November 30, 2005, the Company has determined no allowance for uncollectible receivables is necessary.

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

The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations as described above. During the year ended November 30, 2005, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount.

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

Depreciation expense of $63,263, $20,353 and $685 was recorded for the years ended November 30, 2005, 2004 and 2003, respectively. No depreciation expense was recorded for the period from inception (June 18, 2002) to November 30, 2002.

DEFERRED FINANCING COSTS

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized utilizing the interest method over the term of the debt agreements. Amortization expense of deferred financing costs were $1,058,792, $442,816 and $48,997 for the years ended November 30, 2005, 2004 and
2003, respectively.

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

As of November 30, 2005, the Company had, through acquisition and drilling, acquired working interests in 235 natural gas and water disposal wells. A limited number of these wells have recorded gas production during, and the others are in various stages of completion and hook up at, November 30, 2005. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The information below reflects the change in the ARO during the years ended November 30, 2005 and 2004:

                                               2005              2004
     Balance beginning of period           $713,073          $      -
         Liabilities incurred               481,193           710,431
         Liabilities settled                      -                 -
         Accretion                           48,701             2,642
                                             ------             -----
     Balance end of period               $1,242,967          $713,073
                                         ----------          --------

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

REVENUE RECOGNITION
We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred. We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over-and under-produced gas balancing positions are considered in our proved reserves. Gas imbalances as of November 30, 2004 and 2005 were not significant.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the years ended November 30 would have been adjusted to the pro-forma amounts indicated below.

                                                             2005               2004              2003
        Net loss as reported                             $(23,985,645)       $(9,831,104)     $(2,579,595)
        Add stock based compensation included in
             reported loss                                    167,137             34,525                -
        Deduct stock based compensation expense
             determined under fair value method            (1,533,743)        (1,868,653)               -

                                                       ----------------------------------------------------
        Pro-forma net loss                               $(25,352,251)      $(11,665,232)     $(2,579,595)
                                                       ====================================================

        Net loss per share
                                        As reported            $(0.38)            $(0.18)          $(0.08)
                                                       ====================================================
                                          Pro-froma            $(0.39)            $(0.22)          $(0.08)
                                                       ====================================================

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                                             2005               2004              2003
        Expected option life-years                                 10               10                 10
        Risk-free interest rate                            4.25-4.50%       2 - 4.75 %            3.625 %
        Dividend yield                                              0                0                  0
        Volatility                                           54 - 78%        79 - 110%                39%

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

CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash and cash equivalent accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had no bad debts.

SIGNIFICANT CUSTOMERS

Although the Company sells its production to only three purchasers, there are other purchasers in the areas in which the Company produces natural gas; therefore, the loss of its significant customers would not adversely affect the Company's operations. For the years ended November 30, 2005 and 2004, purchases by the following companies exceeded 10% of the total oil and gas revenues of the
Company:

                                          2005            2004
       Western Gas Resources               13%              -
       Enserco Energy Inc.                 82%            100%

RECLASSIFICATION

Certain amounts in the 2004 and 2003 and inception to date financial statements have been reclassified to conform to the 2005 financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning December 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the impact of this new standard and estimates that the adoption SFAS No. 123(R) will have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure elsewhere in this report.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner and, therefore, SAB No. 106 had no effect on the Company's financial statements.

In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations -- An Interpretation of SFAS No. 143", which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the company's financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on the Company's financial statements.

In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 05-02 THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19 ("EITF 05-02"). The abstract clarified the meaning of "conventional convertible debt instruments" and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK ("EITF 00-19"). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-02 has not had a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We will adopt the guidance in EITF 05-08 for our quarter ending April 30, 2006. We are currently assessing the impact that adoption of EITF 05-08 will have on our consolidated financial statements.

In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 8% Convertible Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.


NOTE 3 - PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

United States Cost Center

In 2003 the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004 the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin. During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. In addition the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, and evaluating and planning for an exploratory drilling program which commenced subsequent to November 30, 2005.

Germany Cost Center

In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. Subsequent to November 30, 2005, the Company commenced drilling the initial test well on the permit. The well was completed in January, 2006 and based upon the initial review of the drilling results, the joint venture group has decided to undertake a detailed analysis to identify priority zones for further development. As of November 30, 2005 there are no capitalized oil and gas costs related to the Germany cost center.

Romania Cost Center

In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the "Farmee") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement call for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The first test well on the property has been completed. Based results of the drilling operations, the partners in the project have determined to commence completion and testing operations

Acquisition, Exploration and Development Costs Incurred

The following table presents information regarding the Company's net costs incurred in the purchase of unevaluated properties and in exploration and developments activities:

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

                                                                  For the Years Ended November 30,
                                                                2005              2004               2003
Acquisition of unevaluated properties                        $8,051,122       $19,365,549         $2,239,175
Exploration Costs                                                                                          -
   United States                                              9,613,262        14,645,548
   Europe                                                             -            18,675             67,234
Development Costs                                               499,945                 -                  -
                                                                -------                 -                  -
                 Oil and gas expenditures                    18,164,329       $34,029,772         $2,306,409
Asset retirement obligations                                    481,193           710,431                  -
                                                                -------           -------                  -
                                                            $18,645,522       $34,740,203         $2,306,409
                                                            ===========       ===========         ==========

Evaluated Properties

During 2005 the Company recognized its first proved reserves. The Company reclassified the accumulated capitalized costs associated with the properties with reserves to evaluated properties and added the costs to the full cost pool amortization base. For the year ended November 30, 2005, depreciation, depletion and amortization expense recorded for the United States cost center was $8.29 per MCF. The Company recognized impairment expense of $5,273,795, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules. The table below represents movements of costs within the United States evaluated properties full cost pool and accumulated depreciation, depletion and amortization and impairment for the years ended November 30, 2005 and 2004:

                                                                    2005            2004
     Full Cost Pool - Evaluated Properties
        Balance beginning of period                           $           -     $        -
        Properties with proved reserves                           4,640,738              -
        Reclassification of impaired, unevaluated
        properties                                                5,055,320              -
        Asset Retirement obligation asset                           295,571              -
                                                              -------------     ----------
        Balance end of period                                 $   9,991,629              -
                                                              =============     ==========

                                                                    2005            2004
     Depreciation, Depletion, Amortization and Impairment
        Balance beginning of period                           $      48,394     $        -
        Depreciation, depletion and amortization                  1,775,110         48,394
        Impairment, oil and gas properties                        5,273,795              -
                                                              -------------     ----------
        Balance end of period                                 $   7,097,299     $   48,394
                                                              =============     ==========

Unevaluated Properties

Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. During the year ended November 30, 2005, as part of its assessment of unevaluated properties for impairment, the Company identified three unevaluated properties as either partially or wholly impaired. The costs related to those impaired properties, $5,055,320, were reclassified from unevaluated to evaluated properties and added to the full cost pool amortization base.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

In May 2005 Investors in a Senior Secured Convertible Notes offering received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property. The fair value of the ORRI, calculated to be $3,936,170, was recorded as a reduction of the Company's unevaluated oil and gas properties and as a discount to the notes. Also in the year ended November 30, 2005, the Company assigned an ORRI in certain producing and non-producing properties to a related party in accordance with the terms of a Strategic Consulting Agreement (see Note 9). The computed fair value of the ORRI at the time of the assignment, $732,687, was recorded as a reduction of the Company's undeveloped oil and gas properties, and as consulting expense.

At November 30, the Company's unevaluated properties in the United States and European costs centers properties consist of acquisition costs, exploration and development costs in the following areas:
                                                  2005                 2004
       United States Cost Center
         Wyoming                            $  31,071,223         $ 32,280,054
         Montana                                1,974,470            3,724,593
         Texas                                    473,265              739,336
         Colorado                               7,022,099                    -
         ARO asset                                896,052              710,031
                                                  -------              -------
       Total                                   41,437,109           37,454,014
                                               ----------           ----------
       European Cost Center
         Romania                                   27,286               43,585
         Germany                                        -               42,324
                                                   ------               ------
       Total                                       27,286               85,909
                                                   ------               ------
       Total Unevaluated Properties         $  41,464,395         $ 37,539,923
                                            =============         ============

The following table shows by date incurred the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds)

       Net Costs Incurred During Periods Ended
           November 30, 2005                        $ 18,438,578
           November 30, 2004                          20,392,168
           November 30, 2003                           1,925,923
           November 30, 2002                             607,726
                                                         -------
                                                      41,364,395
                                                      ==========

FURNITURE AND EQUIPMENT

At November 30, 2005 and 2004, furniture and equipment is as follows:

                                                2005               2004
       Furniture and equipment               $ 279,178          $ 151,122
       Less accumulated depreciation           (84,301)           (21,039)
                                               --------           --------
                                             $ 194,877          $ 130,083
                                              =========          =========

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

RELATED PARTIES

At November 30, 2004, notes payable to related parties consists of a note payable to the President of Pannonian in the amount of $15,946. The note bore interest at the rate of 6.5% and was paid in full on the due date, February 15, 2005.

OTHER

In connection with the acquisition of oil and gas properties from DAR LLC, ("DAR") the Company issued a promissory note to DAR in the amount of $2,600,000. The note called for interest at a rate of 6% per annum and for principal payments of $1,000,000 on January 14, 2005 and $1,600,000 on June 24, 2005.

During the year ended November 30, 2005, the Company and DAR amended the terms of the promissory note to revise the payment schedule. Under the revised terms the Company made payments to DAR of $800,000 consisting of $550,272 of principal and $249,728 of interest and fees. As of November 30, the repayment schedule is as follows:

      On or before January 15, 2006         $200,000
      On or before April 1, 2006            All remaining principal and interest

Subsequent to November 30, 2005 the Company and DAR further amended the agreement to include the following repayment schedule:

      On or before March 15, 2006           $200,000
      On or before April 1, 2006            All remaining principal and interest

At November 30, 2005, the balance of notes payable is $2,049,728.


NOTE 5 - CONVERTIBLE NOTES PAYABLE

2004 NOTES

In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants (the "2004 Notes"). Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The Notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company's assets, and are convertible into 10,695,187 shares of the Company's common stock based on a conversion price of $1.87 per share. Note purchasers received warrants to purchase 5,194,806 shares of the Company's common stock at an exercise price of $1.54 per share, for a period of three years (the "Warrants").

Pursuant to EITF 98-5 and EITF 00-27, the fair value of the Warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.21 per share, zero dividends, expected volatility of 109.21%,

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

risk free interest rate of 2.75% and expected life of three years. The fair value of the Warrants of $3,946,833, resulted in a discount to the notes of $4,336,316. Amortization of the discount of $2,562,778 and $1,001,801 is included in interest expense for the years ended November 30, 2005 and 2004, respectively.

Deferred financing costs associated with the notes in the amount of $1,648,218 have been capitalized and are being amortized over the life of the notes. For the years ended November 30, 2005 and 2004 amortization of financing costs of $863,558 and $337,569 was recorded as interest.

As discussed in Note 11, subsequent to November 30, 2005 the Company and the holders of the 2004 Notes entered into an agreement, that among other things lowered the conversion price of the Notes, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company has recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense. In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes and as additional paid in capital.

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

In accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the advantageous value of conversion rights attached to convertible debt and warrants as a discount to the related debt and an addition to capital in excess of par value. The fair value of the warrants estimated as of the issue date under the Black-Scholes pricing model, of $1,545,147 resulted in a discount to the Notes of $1,286,766, and a beneficial conversion feature to the notes of $1,286,766. The resulting discount attributable to the warrants and the beneficial conversion feature of the notes aggregating $2,573,532 has been recorded as a discount to the notes and is being amortized over the term of the notes. Amortization of the discount of $854,713 is included in interest expense for the year ended November 30, 2005. Deferred financing costs associated with the notes in the amount of $391,155 have been capitalized and are being amortized over the life of the notes. For the year

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

ended November 30, 2005 amortization of deferred financing costs of $130,385, is included in interest expense.

In connection with the agreement entered into with the Holders of the 2004 notes, as discussed in Note 11, the terms of the March 2005 Notes were also amended to lower the conversion price, grant additional warrants to purchase share of common stock and lower the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company has recorded the effect of this agreement in the financial statements as of
November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital.

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a charge to the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of 394,479 is included in interest expense for the year ended November 30, 2005.

Deferred financing costs associated with the notes in the amount of $639,888 have been capitalized and are being amortized over the life of the notes. For the year ended November, 2005 amortization of deferred financing costs of $64,129 is included in interest expense.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

At November 30, 2005 and 2004 convertible notes consist of the following:

                                            November 30,        November 30,
                                                2005                2004
     2004 Notes                          $    12,500,000     $    20,000,000
        Less unamortized discount             (7,675,920)         (3,334,515)
        March 2005 Notes                       7,695,000
        Less unamortized discount             (3,543,431)
        May 2005 Notes                        10,000,000
        Less unamortized discount             (3,541,691)
                                         ----------------    ----------------
                                              15,433,958          16,665,485
        Less current portion, net             (5,041,524)         (6,249,557)
                                         ----------------    ----------------
        Long term portion, net           $    10,392,434     $    10,415,928
                                         ================    ================

Total principal payments due in the next twelve months for the notes listed above are $10,000,000. If the Company's common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

At November 30, 2005 the Company's debt maturity schedule is as follows:

                   2006                        $12,049,728
                   2007                         10,195,000
                   2008                                  -
                   2009                                  -
                   2010                         10,000,000
                                                ----------
                                               $32,244,728

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended November 30, 2005, the Company issued shares of its common stock as follows:


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

   o 305,656 shares issued in conjunction with the cashless exercise of 508,475 Series "A" warrants associated with the convertible debentures dated September 24, 2003.
   o 271,377 shares issued in conjunction with the cashless exercise of 508,475 Series "B" warrants associated with the convertible debentures dated October 3, 2003
   o 1,332,676 shares for $992,302 cash for the exercise of 1,332,676 of warrants at exercise prices ranging from $0.71 to $1.54 per share.
   o 7,940,811 shares issued to Holders of Senior Secured Convertible Notes in connection with the conversion of $8,685,009 of principal and accrued interest at various conversion rates, ranging from $0.90 to $1.55 per share.

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

In connection with sales of common stock in December 2003 and January 2004, the Company issued warrants to purchase 500,715 shares of common stock at $2.71 per share, and 1,327,535 shares of common stock at $4.05 per share to purchasers of the stock, and issued warrants to purchase 105,166 and 358,435 shares of common stock at $1.40 and $1.80 per share, respectively, to placement agents for the issue. The fair value of the placement agent warrants, estimated as of the issue dates under the Black-Scholes pricing model was $157,599 and $900,504 for the December 2003 and January 2004 common stock offerings, respectively. These amounts were recorded as issue costs for the respective common stock offering. In accordance with the antidilutive rights provisions, the exercise prices of those warrants with original exercise prices in excess of $1.54 have been reset to $1.54 per share, in connection with the issuance of the 2004 notes.

In August 2004, in connection with the private placement of convertible notes, the Company issued warrants to purchase 5,194,806 shares of common stock at $1.54 per share for a period of three years. In addition, placement agents for the convertible notes received warrants to purchase 400,000 shares of common stock at $1.54 per share for a period of five years.

In March 2005, in connection with the private placement of convertible notes, the Company issued warrants to purchase 1,637,234 shares of common stock at $1.88 per share for a period of three years.

In May 2005, in connection with the private placement of convertible notes, placement agents received warrants to purchase 200,000 shares of common stock at $1.88 per share for a period of five years.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

As of November 30, 2005, warrants issued and outstanding are as follows:

          Issue                  Shares          Exercise       Expiration
          Date                Exercisable         Price            Date

   September 24, 2003          2,008,474      $ .59 - $ .83   September 24, 2008
   October 3, 2003               551,186      $ .59 - $ .83   October 3, 2008
   December 18, 2003             605,880      $1.40 - $1.54   December 18, 2007
   January 15, 2004            1,680,414              $1.54   January 15, 2009
   August 19, 2004             5,494,805              $1.54   August 19, 2009
   October 27, 2004              100,000              $1.54   October 27, 2009
   March 1, 2005               1,637,234              $1.88   March 1, 2008
   May 31, 2005                  200,000              $1.88   May 31, 2010

                             12,277,993
                             ==========

At November 30, 2005 and 2004 the weighted average exercise price for warrants outstanding is $1.43 and $1.27, respectively, and the weighted average remaining contractual life is 2.3 and 3.4 years, respectively.

NOTE 7 - STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 (2005 and 2004) and 3,500,000
(2003) shares of common stock for the plan. At November 30, 2005, 2004 and 2003, options to purchase 2,025,000, 3,000,000 and 3,380,000 shares, respectively, were available to be granted pursuant to the stock option plan.

The status of outstanding options granted pursuant to the plans are as follows:

                                                           Number of     Weighted Avg. Exercise    Weighted Avg. Fair
                                                             Shares              Price                   Value
     Options Outstanding - November 30, 2002                    -                $   -                   $   -

     Granted                                              120,000                $1.00                   $0.52
                                                       -----------
     Options Outstanding - November 30, 2003
       (None exercisable)                                 120,000                $1.00                   $0.52

     Granted                                            3,500,000                $2.42                   $2.07
     Cancelled                                           (120,000)               $2.26
                                                       -----------


                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - STOCK OPTION PLAN (CONTINUED)
     Options Outstanding - November 30, 2004
       (921,250 exercisable)                            3,500,000                $2.37

     Granted                                              975,000                $1.32                   $1.12

     Options Outstanding - November 30, 2005
       (1,775,000 exercisable)                          4,475,000                $2.15                   $1.88

There have been no options exercised to date.

The following table presents additional information related to the options outstanding at November 30, 2005:

                                                                                    Weighted average
         Exercise price         Number of options       Number of options         remaining contractual
            per share              outstanding             Exercisable                life (Years)
                $ 1.00                   60,000                 40,000                      7.5
                  1.07                   50,000                 10,000                     10.0
                  1.26                   50,000                 50,000                      9.1
                  1.30                  200,000                200,000                      8.7
                  1.34                  875,000                153,750                      9.0

                  1.50                  300,000                112,500                      8.4

                  1.55                  325,000                137,500                      8.6

                  2.24                   60,000                 60,000                      8.4

                  2.64                2,375,000                831,250                      8.4

                  3.51                  180,000                180,000                      8.3
                                     ----------                -------

                                      4,475,000              1,775,000                      9.4
                                     ==========              =========

NOTE 8 - INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. At November 30, 2005, the Company had approximately $25,346,000 of net operating losses and $213,000 of statutory depletion carry forward for tax return purposes.

The income tax expense recorded in the consolidated statements of operations consists of the following:

                                               Years Ended November 30,
                                          2005           2004           2003

      Current                        $          -   $          -   $         -
      Deferred                         14,294,000      3,602,000       801,301
      Less valuation allowance        (14,294,000)    (3,602,000)     (801,301)
                                     -------------  -------------  ------------

                                     $          -   $          -   $         -
                                     =============  =============  ============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN (CONTINUED)

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

                                                  Years Ended November 30,
                                              2005          2004         2003

     Federal statutory income tax rate       (35.0%)       (34.0%)       (34%)
     State income taxes                       (3.3%)        (3.3%)      (3.3%)
     Permanent differences                     6.5%         15.1%        6.0%
     Increase in valuation allowance          31.8%         22.2%       31.3%
                                            --------      --------     -------

                                                 -             -           -
                                            ========      ========     =======

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at November 30, 2004 are as follows:

                                                 2005               2004              2003
     Deferred tax assets
       Asset retirement obligation         $     472,000     $      265,000     $            -
       Oil and gas property                      657,000                  -                  -
       Tax loss carryforward                  13,155,000          3,671,000            801,000
       Other                                      10,000                  -                  -
                                           --------------    ---------------    ---------------
          Total deferred taxes             $  14,294,000     $    3,936,000     $      801,000
                                           --------------    ---------------    ---------------

     Deferred tax liabilities
       Intangible drilling and other
         exploration costs capitalized
         for financial reporting purposes              -           (319,000)                 -
       Other                                           -            (15,000)                 -
                                           --------------    ---------------    ---------------

     Total deferred tax liabilities                    -           (334,000)                 -
                                           --------------    ---------------    ---------------

     Net deferred tax asset                   14,294,000          3,602,000            801,000
       Valuation allowance                   (14,294,000)        (3,602,000)          (801,000)
                                           --------------    ---------------    ---------------

     Net deferred taxes                    $           -     $            -     $            -
                                           ==============    ===============    ===============

The valuation allowance increased by approximately $10,692,000, $2,801,000 and $791,000 in 2005, 2004 and 2003, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees related to services provided by RVM in the amounts of $120,000 $120,000, and $320,000 for the years ended November 30, 2005, 2004, and 2003 respectively. RVM also billed the Company $30,000, $79,929, and $77,500 for reimbursement of costs and expenses incurred on behalf of the Company during the same years. During the year ended November 30, 2003 the Company issued 323,204 shares of common stock valued at $1.00

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

per share to RVM for outstanding debt at November 30, 2002 and services rendered in 2003. All other amounts paid in 2005, 2004, and 2003 were paid in cash. At November 30, 2005 and 2004 the Company included amounts due to RVM of $12,079 and $37,826, respectively, in accounts payable related parties.

During the year ended November 30, 2005, in connection with a Lease Acquisition and Development Agreement to acquire a 58-1/3%working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, the Company entered into a Participation Agreement with the founder of the Company to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. The founder of the Company subsequently assigned his rights and obligations under the Agreement to an unrelated third party company (the "Assignee"). In exchange for the assignment of his rights and obligations, the founder received a significant ownership percentage of the Assignee, thereby establishing the Assignee as a related party. The terms of the Participation Agreement as amended, required the Assignee to pay the next $14,000,000 of lease acquisition, drilling completion, and facilities costs to be incurred on the project.

During the year ended November 30, 2005, the Company entered into a farmout agreement with a company (the "Farmee"), whose President and CEO is the founder of the Company, to evaluate the concession held by the Company in the Jui Valley Coal Basin in Romania. The farmout agreement required the Farmee to pay 100 % of the costs to drill an initial test well and an second, optional, well on the concession, and to pay the Company $100,000 upon approval by the Romanian government of the assignment of the concession to the Farmee to earn a 75% interest in the concession. The Company has completed the drilling of the first test well on the concession and is evaluating completion and testing operations to be undertaken

Harbor is a company owned 50% and managed by the Company's Chief Operating Officer ("COO"). During the years ended November 30, 2005, 2004, 2003, the Company incurred costs and expenses with Harbor as follows: $41,681, $271,588, $344,294 and. Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500, $163,737, and $90,210 for the corresponding years. Reimbursement of costs advanced by Harbor on behalf of the Company of $14,181, $132,197 and $254,084 were paid during the years ended November 30, 2005, 2004, and 2003, respectively.

Florida Energy, Inc. ("Florida") is a company owned and managed by the brother of the founder of the Company. Under the terms of the agreement between the Company, Harbor, and Florida, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases in Texas, including those leases acquired as of the date of the agreement. However, with respect to 400 contiguous acres designated by Florida, Florida shall have a 3.125% overriding royalty instead of a 1% overriding royalty interest.

The Company incurred Directors' fees totaling $193,500, $180,000 and $27,500 during the years ended November 30, 2005, 2004 and 2003. As of November 30, 2005 and 2004, $36,000 and $31,000 of Directors' fees are included in accounts payable, related.

In April 2004, the Company executed a strategic consulting agreement with a member of the Company's Advisory Committee. Under the terms of the Agreement, the individual is to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on the Company's acreage in the Powder

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

River Basin in Wyoming and Montana. In addition, we have agreed to pay an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%. During the years ended November 30, 2005 and 2004, the Company paid the individual $21,250 and $590,000 in location fees. In the year ended November 30, 2005, the Company assigned overriding royalty interests with a fair value of $732,687 to the individual.

In connection with the acquisition of Pannonian, the Company assumed liabilities due from Pannonian to related parties including advances from the founder of the Company of $39,500; notes payable and accrued interest due to the President of Pannonian of $37,508; notes payable and accrued interest to a company wholly owned by the President of Pannonian of $44,400; and accounts payable to Directors of the Company for services rendered and costs advanced of $63,346. As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian have been paid in full.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

The Company currently leases space in Denver, Colorado. In addition the Company pays a portion of the office rental for Pannonian's office, also in Denver, and leases an office suite in Casper Wyoming on a month-to-month basis. Total minimum rental payments for non-cancelable operating leases for the years ending November 30 are as follows:

                      2006                     $ 99,600
                      2007                     $103,881
                      2008                     $107,834
                      2009                     $107,447
                      2010                     $ 45,454

Rent expense was approximately $125,616, $98,000, and $51,000 for the years ended November 30, 2005, 2004 and 2003, respectively.

DELAY RENTALS

In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $107,000 in delay rentals and other costs during the fiscal year ending November 30, 2006 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

ENVIRONMENTAL

Oil and gas producing activities are subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


NOTE 11 - SUBSEQUENT EVENTS

a) On December 1, 2005, the Company and the holders of the 2004 Notes and holders of May 2005 Notes entered into a Waiver and Amendment agreement (the "Agreement"). The terms of the Agreement among other things, effected the following changes:
   o Lowered the conversion price to $1.25 for conversions by the holders of the 2004 and 2005 Notes;
   o Lowered the exercise price of the 2004 Warrants to $1.25 per share and increased the aggregate number of shares purchasable under the warrants from 5,194,806 to 6,400,002;
   o Caused the exercise price of warrants issued in December 2003 and January 2004 being lowered to $1.25 under the anti-dilution provisions of such warrants;
   o Deferred monthly installment payments on the 2004 Notes until April 1, 2006;
   o   Extended the maturity date of the 2004 Notes to July 1, 2007; and
   o Extended any redemption or conversion of the 2004 Notes by Galaxy until June 22, 2006.

As a result of the lower conversion and exercise price, the Company will recognize additional beneficial conversion feature and additional discount to the outstanding debt, which will ultimately increase the amounts charged as interest and financing costs in future periods.

b) At a special meeting held February 22, 2006, shareholders of Galaxy Energy Corporation approved the issuance of shares of common stock upon conversion of the convertible notes issued in 2004 and May 2005, in lieu of cash payments on the convertible notes, and upon exercise of the warrants that have been issued or are issuable under the terms of the notes, to the extent such issuance would require shareholder approval under the rules of the American Stock Exchange.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Unaudited financial data for each quarter for the years ended November 30, 2005, 2004, and 2003:

                                                               Three months ended
                                         02/28/05           05/31/05          08/31/05          11/30/05
Revenues
  Natural gas sales                 $       111,877    $      247,399    $      323,313     $      614,605
  Gain on disposition of oil and
  gas properties                                  -           197,676                 -
                                                                                      -
  Operating revenues                              -                 -                               43,472
                                    ----------------   ---------------   ---------------    ---------------
                                            111,877           445,075           323,313            658,077
                                    ----------------   ---------------   ---------------    --------------


Operating expenses
  Lease operating expenses                  172,137           204,273           377,435            211,224
  General and administrative              1,255,511         1,247,864           906,760          1,906,453
  Impairment oil and gas
  properties                                      -                 -                 -          5,273,795
  Depreciation and amortization              68,904           104,990           160,258          1,552,922
                                    ----------------   ---------------   ---------------    --------------
                                          1,496,552         1,557,127         1,444,453          8,944,394

Other income (expense)
  Interest and other                         36,560            43,922            37,087             45,722
  Interest and financing costs           (2,035,355)       (2,474,651)       (2,745,696)        (2,826,453)
                                    -----------------  ---------------   ---------------    ---------------
                                         (1,998,795)       (2,233,053)       (2,708,609)        (2,780,731)
                                    -----------------  ---------------   ---------------    ---------------

Net (loss)                          $    (3,383,470)   $   (3,542,781)   $   (3,829,749)    $  (11,067,048)
                                    =================  ===============   ===============    ===============

Net (loss) per common share
  Basic and diluted                 $         (0.06)   $        (0.06)   $        (0.02)    $        (0.17)
                                    ================   ===============   ===============    ===============


During the fourth quarter of the year ended November 30, 2005, the Company recorded its first proved reserves and transferred capitalized costs of the prospects with reserves to the full cost pool amortization base. Also in the fourth quarter, the Company determined that three of its oil and gas prospects were either partially or wholly impaired and transferred a total of $5,055,320 to the full cost pool amortization base. Following these transfers the amortization rate increased from $1.83 per MCF recognized in the first three quarters of the year to $8.29 per MCF for the fourth quarter. After recording amortization for the year, the Company recognized impairment expense of its evaluated properties in the amount of $6,169,847 during the fourth quarter, representing the excess of the full cost pool over the full cost ceiling as computed in accordance with the full cost rules.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                               Three months ended
                                         02/28/04           05/31/04          08/31/04          11/30/04
Revenues
  Natural gas sales                 $          -       $          -      $     23,780       $    98,675
                                    -------------      -------------     -------------      -------------

Operating expenses
  Lease operating expenses                     -                  -            15,215            44,032
  General and administrative             676,424          1,047,625           874,001           919,168
  Abandoned oil and gas properties             -                  -                 -                 -
  Depreciation and amortization            1,335             21,767            18,207            35,081
                                    -------------      -------------     -------------      ------------
                                         677,759          1,069,392           907,423           998,281

Other income (expense)
  Interest                                13,337              9,897             7,652            20,510
  Interest and financing costs          (771,594)        (2,288,633)         (191,268)       (3,100,605)
                                    -------------      -------------     -------------      ------------
                                        (758,257)        (2,278,736)         (183,616)       (3,080,095)
                                    -------------      -------------     -------------      ------------

Net (loss)                          $ (1,436,016)      $ (3,348,128)     $ (1,067,259)      $(3,979,701)
                                    =============      =============     =============      ============

Net (loss) per common share
  Basic and diluted                 $      (0.03)      $      (0.06)     $      (0.02)      $     (0.07)
                                    =============      =============     =============      ============


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

                                                               Three months ended
                                         02/28/03           05/31/03          08/31/03          11/30/03
Revenues
  Natural gas sales                 $          -       $          -      $          -       $         -
                                    -------------      -------------     -------------      -------------

Operating expenses
  Lease operating expenses                     -                  -                 -                 -
  General and administrative             428,216            441,585           654,990           570,704
  Abandoned oil and gas properties             -                  -                 -            65,769
  Depreciation and amortization
                                               -                  -                 -               685
                                    -------------      -------------     -------------      ------------
                                         428,216            441,585           654,990           637,158

Other income (expense)
  Interest                                     -                  -                 -                 -
  Interest and financing costs                 -                  -                 -          (417,646)
                                    -------------      -------------     -------------      ------------
                                               -                  -                 -          (417,646)
                                    -------------      -------------     -------------      ------------
Net (loss)                          $   (428,216)      $   (441,585)     $   (654,990)      $(1,054,804)
                                    =============      =============     =============      ============

Net (loss) per common share
  Basic and diluted                 $      (0.01)      $      (0.01)     $      (0.02)      $     (0.04)
                                    =============      =============     =============      ============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                            Period from
                                             Inception           Three
                                          (June 18, 2002)        Months
                                                 To              ended
                                              08/31/02          11/30/02
Revenues
  Natural gas sales                       $            -     $           -
                                          ---------------    --------------

Operating expenses
  Lease operating expenses                             -                 -
  General and administrative                     456,821           683,245
  Abandoned oil and gas properties                     -                 -
  Depreciation and amortization                        -                 -
                                         ---------------     --------------
                                                 456,821           683,245

Other income (expense)
  Interest                                             -                 -
  Interest and financing costs                         -                 -
                                         ---------------     --------------
                                                       -                 -
                                         ---------------     --------------

Net (loss)                               $      (456,821)    $    (683,245)
                                         ================    ==============

Net (loss) per common share
  Basic and diluted                      $         (0.06)    $       (0.02)
                                         ================    ==============

NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of November 30, 2005 have been estimated by Gustavson Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of November 30, 2005 are $59.37 per bbl of oil and $6.76 per mcf of gas. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate. Due to the Company's current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below and have been excluded from the Company's DD&A and ceiling test calculations

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Proved Reserves                                                             Gas (Mcf)         Oil (Bbls)
  Balance, November 30, 2004                                                        -                 -
   Extensions and discoveries                                               1,171,425               353
   Production                                                                (211,481)                -
                                                                        ---------------------------------
   Balance, November 30, 2005                                                 959,944               353
                                                                        =================================


Standardized Measure of Discounted Future Net Cash Flows

                                                                         November 30,
                                                                             2005
                                                                        --------------
  Future cash flows                                                     $   6,529,934
  Future production and development costs                                  (2,582,340)
  Future income taxes                                                               -
                                                                        --------------
  Future net cash flows before discount                                     3,947,594
                                                                        --------------
  10% discount to present value                                            (1,005,320)
                                                                        --------------
  Standardized measure of discounted future net cash flows              $   2,942,274
                                                                        ==============


Changes in the Standardized Measure of Discounted Future
  Net Cash Flows                                                         November 30,
                                                                             2005
                                                                        --------------
  Standardized measure of discounted future net cash flows at
    the beginning of year                                               $           -
  Extensions and discoveries, net of future production and
   development costs                                                        3,274,399
  Sales of oil and gas produced, net of production costs                     (332,125)
  Standardized measure of discounted future net cash flows at           --------------
   the end of year                                                      $   2,942,274
                                                                        ==============