Form 10-Q
period 2006-02-28
GALAXY ENERGY CORP
filed 2006-04-19
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2006

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
      "accelerated filer and large accelerated filer" in Rule 12b-2 of the
                           Exchange Act. (Check one):
Large accelerated filer[ ]     Accelerated filer[ ]     Non-accelerated filer[x]

        Indicate by check mark whether the registrant is a shell company
          (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           68,668,029 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 APRIL 10, 2006

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                                 February 28, 2006     November 30, 2005
                                                                   Unaudited
                                     ASSETS
Current assets
      Cash and cash equivalents                                  $          175,845     $         1,328,469
      Accounts receivable, joint interest                                 1,502,732                 776,882
      Accounts receivable, other                                            227,343                 510,196
      Prepaid and other                                                     391,940                 167,513
                                                                 -------------------    --------------------
           Total Current Assets                                           2,297,860               2,783,060
                                                                 -------------------    --------------------

Oil and gas properties, at cost, full cost method of accounting
      Evaluated oil and gas properties                                    9,979,191               9,991,629
      Unevaluated oil and gas properties                                 42,045,215              41,464,395
      Less accumulated depletion, amortization and impairment            (7,248,119)             (7,097,299)
                                                                 -------------------    --------------------
                                                                         44,776,287              44,358,725
                                                                 -------------------    --------------------

Furniture and equipment, net                                                176,536                 194,877
                                                                 -------------------    --------------------

Other assets
      Deferred financing costs, net                                         544,221                 721,024
      Restricted investments                                                379,782                 379,782
      Other                                                                  26,479                  21,910
                                                                 -------------------    --------------------
                                                                            950,482               1,122,716

                                                                 -------------------    --------------------
TOTAL ASSETS                                                     $       48,201,165     $        48,459,378
                                                                 ===================    ====================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
      Checks written against future deposits                     $          190,062     $               -
      Accounts payable and accrued expenses                               2,834,136               1,880,290
      Accounts payable  - related party                                      94,642                  99,078
      Current portion convertible notes payable, net                      5,387,339               5,041,524
      Notes payable                                                       2,049,728               2,049,728
      Interest payable                                                      879,875                 402,884
                                                                 -------------------    --------------------
           Total Current Liabilities                                     11,435,782               9,473,504
                                                                 -------------------    --------------------

Non-current obligations
      Convertible notes payable, net                                     13,348,086              10,392,434
      Interest Payable                                                    1,018,797                 744,833
      Asset retirement obligation                                         1,250,150               1,242,967
                                                                 -------------------    --------------------
           Total Non-current Obligations                                 15,617,033              12,380,234
                                                                 -------------------    --------------------

Stockholders' equity
      Preferred stock, $001 par value
           Authorized - 25,000,000 shares
           Issued - none                                                        -                       -
      Common stock, $.001 par value
           Authorized - 400,000,000 shares
           Issued and outstanding - 68,668,029 shares and                    68,668                  68,668
      Capital in excess of par value                                     64,393,691              64,073,382
      Deficit accumulated during the development stage                  (43,314,009)            (37,536,410)
                                                                 -------------------    --------------------
           Total Stockholders' Equity                                    21,148,350              26,605,640

                                                                 -------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       48,201,165     $        48,459,378
                                                                 ===================    ====================


   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development State Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS)
                                   Unaudited

                                                                                       From Inception
                                                   Three Months Ended February 28,   (June 18, 2002) to
                                                        2006              2005        February 28, 2006
Revenue
      Natural gas sales                           $     425,675    $      111,877    $      1,845,324
      Gain on disposition of oil and gas property           -                 -               197,676
      Operating revenue                                     294               -                43,765
                                                  ----------------------------------------------------
                                                        425,969           111,877           2,086,765
                                                  ----------------------------------------------------

Costs and expenses
      Lease operating expense                           294,308           172,137           1,318,623
      General and administrative                      1,154,718         1,255,511          13,224,086
      Impairment of oil and gas properties                  -                               5,339,564
      Depreciation depletion and amortization           176,344            68,904           2,140,493
                                                  ----------------------------------------------------
                                                      1,625,370         1,496,552          22,022,766
                                                  ----------------------------------------------------

Other income (expense)
      Interest and other  income                          3,905            36,560             218,593
      Interest expense and financing costs           (4,582,103)       (2,035,355)        (23,596,601)
                                                  ----------------------------------------------------
                                                     (4,578,198)       (1,998,795)        (23,378,008)
                                                  ----------------------------------------------------

Net Loss                                          $  (5,777,599)   $   (3,383,470)   $    (43,314,009)
                                                  ====================================================

Net loss per common share - basic and diluted     $       (0.08)   $        (0.06)   $          (0.90)
                                                  ====================================================
Weighed average number of common
      shares outstanding - basic and diluted         68,668,029        59,873,805          48,320,241
                                                  ====================================================



   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                                       Period from
                                                                                                         Inception
                                                                   Three months ended February 28,   (June 18, 2002) to
                                                                        2006              2005        February 28, 2006
Cash flows from operating activities
     Net loss                                                   $     (5,777,599)   $   (3,383,470)   $  (43,314,009)
     Adjustments to reconcile net loss to net
     cash used by operating activities
     Stock for interest                                                      -             985,098         3,707,959
     Stock for services                                                      -                 -             264,600
     Stock for services - related party                                      -                 -              90,000
     Oil and gas properties for services                                                                     732,687
     Stock for debt - related party                                          -                 -             233,204
     Amortization of discount and deferfed financing costs
     on convertible debt                                               3,478,271         1,159,070        10,775,484
     Write-off of discount and deferred financing costs
     upon conversion of convertible debt                                     -                 -           2,979,404
     Write-off of discount and deferred financing costs
     upon extiguishment of convertible debt                                                                2,162,597
     Compensation expense on vested stock options
     to non-employees                                                    320,309            31,238           521,967
     Depreciation, depletion and amortization expense                    176,344            68,904         2,135,492
     Gain on disposition of oil and gas assets                               -                 -            (197,676)
     Impairment of oil and gas properties and other                          -                 -           5,350,742
Changes in assets and liabilities
       Accounts payable - trade, accruals, bank overdrafts             1,152,809           355,946         1,524,588
       Accounts payable - related                                         (4,436)          (10,020)           94,643
       Interest payable                                                  750,955          (211,360)        1,898,673
       Accounts receivable, prepaids and other current assets           (671,994)         (195,400)       (2,120,678)
       Other                                                                                   -             (22,848)
                                                                -----------------------------------------------------
Net cash used by operating activities                                   (575,341)       (1,199,994)      (13,183,171)
                                                                -----------------------------------------------------

Cash flows from investing activities
     Additions to oil and gas properties                                (767,345)       (4,285,970)      (42,046,760)
     Purchase of furniture and equipment                                     -             (63,731)         (279,177)
     Purchase Surety Bonds                                                   -                 -            (379,783)
     Proceeds from sale of oil and gas asset                                 -                 -             240,000
     Advance to affiliate                                                    -                 -             (60,000)
     Cash received upon recapitalization and merger                          -                 -               4,234
                                                                -----------------------------------------------------

Net cash used by investing activities                                   (767,345)       (4,349,701)      (42,521,486)
                                                                -----------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                                       Period from
                                                                                                         Inception
                                                                   Three months ended February 28,   (June 18, 2002) to
                                                                        2006              2005        February 28, 2006
Cash flows from financing activities
     Proceeds from sale of common stock                                      -                 -          17,905,300
     Proceeds from sale of convertible notes payable                         -                 -          37,695,000
     Proceeds from sale of convertible debentures                            -                 -           5,040,000
     Debt and stock offering costs                                           -                 -          (3,852,869)
     Payment of convertible notes payable                                    -                 -          (1,436,447)
     Payment of note payable - related party                                 -             (15,946)         (129,578)
     Payment of note payable                                                 -                 -            (550,272)
     Proceeds from exercise of warrants                                      -             451,272         1,019,306
     Checks written against future deposits                              190,062               -             190,062
                                                                -----------------------------------------------------
Net cash provided by financing activities                                190,062           435,326        55,880,502
                                                                -----------------------------------------------------

Net (decrease) increase in cash                                       (1,152,624)       (5,114,369)          175,845

CASH, BEGINNING OF PERIOD                                              1,328,469        10,513,847               -
                                                                -----------------------------------------------------
CASH, END OF PERIOD                                             $        175,845    $    5,399,478    $      175,845
                                                                =====================================================


Supplemental schedule of cash flow information
     Cash paid for interest                                     $        352,877    $      102,547    $    2,066,070
                                                                =====================================================

Supplemental disclosures of non-cash investing and
financing activities
     Debt incurred for oil and gas properties                   $            -      $          -      $    3,646,000
                                                                =====================================================
     Stock issued for services                                  $            -      $          -      $      354,600
                                                                =====================================================
     Stock issued for interest and debt                         $            -      $      985,098    $    8,930,289
                                                                =====================================================
     Stock issued for convertible debentures                    $            -      $          -      $    5,640,000
                                                                =====================================================
     Warrants issued for issue and financing costs              $            -      $          -      $    1,658,576
                                                                =====================================================
     Discount on convertible debt issued                        $            -      $          -      $   14,317,089
                                                                =====================================================
     Conversion of interest to debt                             $            -      $          -      $       11,178
                                                                =====================================================
     Stock issued for subsidiary - related                      $            -      $          -      $     (202,232)
                                                                =====================================================
     Stock issued for oil and gas properties                    $            -      $          -      $    9,146,800
                                                                =====================================================




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

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended November 30, 2005.

         The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

         LIQUIDITY

         During the three months ended February 28, 2006, the Company incurred a net loss of $5,777,599 and used cash for operating activities of $575,341. During the three months ended February 28, 2006 the Company's working capital deficit increased to $9,137,922 from $6,690,444, while its cash balance decreased to $175,845 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations.

         The Company is considering several options for raising additional capital to fund its 2006 operational budget such as debt and equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. During the year ended November 30, 2005, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount. No additional impairment expense was recognized during the three months ended February 28, 2006. Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above. During the year ended November 30, 2005, the Company recognized properties with a carrying value of $5,055,320 as being impaired and reclassified those costs from unevaluated properties to evaluated properties and added those costs to the full cost pool amortization base. No impairment or reclassification of costs was recognized during the three months ended February 28, 2006.

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

         The Company has, through acquisition and drilling, acquired working interests in 238 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at February 28, 2006. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the lives of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

         The information below reflects the change in the ARO during the periods ended February 28,

                                                       2006              2005
             Balance beginning of period         $1,242,967          $713,073
                                                                            -
                Liabilities incurred                      -            32,452
                Liabilities settled                       -                 -
                Accretion                             7,183               876
                                                 ----------          --------
             Balance end of period               $1,250,150          $748,401
                                                 ==========          ========

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SHARE BASED COMPENSATION

         The Company previously accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure "("SFAS No. 148"). SFAS No. 148 amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 had no material impact on the Company, as the Company was not required to adopt the fair-value method of accounting for stock options previously. Accordingly, no compensation cost was recognized for options granted to employees at a price equal to or greater than the fair market value of the common stock prior to December 1, 2005.

         In December, 2004, SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R") was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective December 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $320,309, relating to employee provided services during the three months ended February 28, 2006.

         Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date prior to December 1, 2005, the Company's net income for the comparable three months ended February 28, 2005 would have been as follows:


                                                            Three Months Ended
                                                             February 28, 2005
        Net loss
             As reported                                    $    3,383,470
        Add stock based compensation included in
             reported net loss                                     (31,544)
        Deduct stock based compensation expense
             Determined under fair value method                    285,662
                                                            ---------------
        Pro forma net loss                                  $    3,637,588
                                                            ===============

        Net loss per share
             As reported                                    $         0.06
                                                            ===============
             Pro forma                                      $         0.06
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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first reporting period of the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company adopted SFAS No. 123R effective December 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $320,309, relating to employee provided services during the three months ended February 28, 2006.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We will adopt the guidance in EITF 05-08 for our quarter ending May 31, 2006. We are currently assessing the impact that adoption of EITF 05-08 will have on our consolidated financial statements.

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

         United States Cost Center

         In 2003 the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004 the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin. During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. In addition the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, and evaluating and planning for an exploratory drilling program which commenced during the three months ended February 28, 2006.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Germany Cost Center

         In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. In December 2005, the Company commenced drilling the initial test well on the permit. The well, in which the Company has a carried interest, was completed in January, 2006 and based upon the initial review of the drilling results, the joint venture group has decided to undertake a detailed analysis to identify priority zones for further development. As of February 28, 2006 there are no capitalized oil and gas costs related to the Germany cost center.

         Romania Cost Center

         In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the
         "Farmee") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement call for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The first test well on the property, in which the Company has a carried interest, has been completed. Based results of the drilling operations, the partners in the project have determined to commence completion and testing operations


NOTE 4 - NOTES PAYABLE

         In connection with the acquisition of certain oil and gas properties in January 2004, the company issued a promissory note in the amount of $2,600,000.

         As of February 28, 2006 the outstanding balance on the note is $2,049,728. Subsequent to that date the Company and the noteholder amended the repayment schedule such that the entire principal and accrued interest is due on or before April 30, 2006

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE NOTES PAYABLE

         2004  NOTES

         In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants. Gross proceeds from the initial tranche of the offering were $15,000,000. Gross proceeds from the second tranche of the offering were $5,000,000. The notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company's assets, and are convertible into 10,695,187 shares of the Company's common stock based on a conversion price of $1.87 per share. Monthly principal repayments of $833,333, plus accrued interest commenced on March 1, 2005. At the Company's option, and assuming the satisfaction of certain conditions, the Company may pay the monthly installments in cash or through a partial conversion of the notes into shares of the Company's common stock at a conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of the Company's common stock on the trading day preceding the conversion. Note purchasers received warrants to purchase 5,194,806 shares of the Company's common stock at an exercise price of $1.54 per share, for a period of three years.

         On December 1, 2005 the Company and the holders of the 2004 Notes entered into an agreement, that among other things lowered the conversion price of the Notes, granted additional warrants to purchase share of common stock and lowered the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes as additional paid in capital. During the three months ended February 28, 2006 the Company recorded amortization of the discount in the amount of $2,522,292 as interest expense.


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

         In connection with the agreement entered into with the Holders of the 2004 notes, as discussed above the terms of the March 2005 Notes were also amended to lower the conversion price, grant additional warrants to purchase share of common stock and lower the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital. During the three months ended February 28, 2006 the Company recorded amortization of the discount in the amount of $583,014 as interest expense.

         MAY 2005 NOTES

         In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a reduction of the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of $196,162 is included in interest expense for the three months ended February 28, 2006.

         At February 28, 2006 and November 30, 2005 convertible notes consist of the following:


                                           February 28, 2006   November 30, 2005
           2004 Notes                      $     12,500,000    $     12,500,000
             Less unamortized discount           (5,153,628)         (7,675,920)
           March 2005 Notes                       7,695,000           7,695,000
             Less unamortized discount           (2,960,418)         (3,543,431)
           May 2005 Notes                        10,000,000          10,000,000
             Less unamortized discount           (3,345,529)         (3,541,691)
                                           -------------------------------------
                                                 18,735,425          15,433,958
           Less current portion, net             (5,387,339)         (5,041,524)
                                           -------------------------------------
           Long term portion, net          $     13,348,086    $     10,392,434
                                           =====================================

         Total principal payments due in the next twelve months are $9,166,667. If the Company's common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At February 28, 2006, and November 30, 2005, options to purchase 1,785,000 and 2,025,000 shares, respectively, were available to be granted pursuant to the stock option plan.

         On January 4, 2006, the Company granted each of the Company's outside directors options to purchase 60,000 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This report contains forward-looking statements. You should review our cautionary note about forward-looking statements at the end of this section.

         During the three months ended February 28, 2006, the Company incurred a net loss of $5,777,599 and used cash for operating activities of $575,341. During the three months ended February 28, 2006 the Company's working capital deficit increased to $9,137,922 from $6,690,444, while its cash balance decreased to $175,845 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations.

         The Company is considering several options for raising additional capital to fund its 2006 operational budget such as debt and equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type of transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2005

         During the three months ended February 28, 2006 we recorded natural gas sales volumes of 53,036 mcf compared to 28,935 mcf in the same period in 2005. We recorded $425,675 ($8.02/mcf) of natural gas sales and $294,308 ($5.54/mcf) of lease operating and production tax expense on the sales volumes for the quarter ending February 2006 compared to natural gas sales of $111,877 ($3.86/mcf) and lease operating and production tax expense of $172,137 ($5.94/mcf) during the same period in 2005. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $144,383
 or
$2.72 /mcf during the quarter ending February 28, 2006, compared with $52,951 ($1.82/mcf) DD&A expenses during the same period of 2005.

         We recorded interest income earned on cash deposits in commercial banks of $3,905 during the quarter ending February 28, 2006 compared to $36,560 during the same period in 2005. The decrease in interest income reflects lower cash balances on deposit as the Company utilized the cash for operational activities during the year.

         For the quarters ended February 28, 2006 and 2005, we recorded general and administrative costs of $1,154,718 and $1,255,511, respectively, as summarized below.

                                               Three months ended February 28,
                                                     2006              2005

         Professional and consulting           $     88,960      $    161,406
         Salaries and benefits                      232,554           249,148
         Investor relations                         176,989           186,081
         Legal                                       86,287           129,324
         Travel & entertainment                      12,776           166,846
         Office lease and expenses                   57,191            83,267
         Audit and accounting                        78,225            88,723
         Director fees                               54,000            46,500
         Prospect generation, maintenance and
         presentation                                12,728            85,801
         Stock based compensation expense           320,309            31,554
         Insurance and other                         34,699            26,861
                                               ------------------------------
                                               $  1,154,718      $  1,255,511
                                               ==============================

   o Professional and consulting fees decrease reflects reclassification of certain former consultants to full time employee status in 2006.
   o Salaries and benefits decreased in 2006, notwithstanding the reclassification of consultants discussed above, as a result of staff reductions in the 2006 period compared to the 2005 period.
   o Lower legal fees in 2006 reflect less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when the Company was entering into new ventures in the Piceance Basin, Germany and Romania.
   o Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when the Company was in negotiations for two debt financings.
   o Lower office expenses in 2006 reflect the closing of the Company's Miami, Florida office in fiscal 2005.
   o Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact the Company successfully marketed its German and Romanian projects in 2005 and had no such activity in 2006.
   o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by the Company on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         We recorded $176,344 of DD&A expenses in the quarter ending February 28, 2006 compared to $68,904 in the previous year's quarter. The increase in 2006 versus 2005 primarily reflects DD&A on natural gas production as discussed above.

         We recorded interest and financing costs of $4,582,103 in the quarter ending February 28, 2006 compared to $2,035,355 in the previous year's period. The year to year increase reflects higher interest rates and the cost of additional debt issued during the previous fiscal year coupled with greater amortization of discount expense in 2006. The expense for the quarter ended February 28, 2006 is comprised of interest on the convertible notes and other notes payable of $1,103,832 the amortization of the discount on the convertible notes of $3,301,468, and amortization of deferred financing costs of $176,803. The expense in last year's quarter ending February 28, 2005 is comprised of interest on the convertible notes and other notes payable of $754,628 the amortization of the discount on the convertible notes of $866,943, amortization of deferred financing costs of $292,127, and the value of the discount on the shares issued to noteholders upon conversion of principal and accrued interest, in the amount of $121,657.

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

         On December 1, 2005, we entered into a Waiver and Amendment Agreement with the holders of the 2004 Notes and the holders of the 2005 Notes. Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005. The Third Amendment set the working interest between us and Exxel at 25%/75%, consistent with the original intent of the parties. As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for Galaxy having paid about 50% of the land cost to get the project started.

         In addition, the Waiver and Amendment, among other things, effected the following changes:
    o Lowered the conversion price to $1.25 for conversions by the holders of the 2004 Notes, the May 2005 Notes, and the March 2005 Notes;

    o Lowered the exercise price of the 2004 Warrants and the 2005 Warrants to $1.25 per share and increased the aggregate number of shares purchasable under the 2004 Warrants from 5,194,806 to 6,400,002;
    o Caused the exercise price of warrants issued in December 2003 and January 2004 being lowered to $1.25 under the anti-dilution provisions of such warrants;
    o Deferred monthly installment payments on the 2004 Notes until April 1, 2006;
    o    Extended the maturity date of the 2004 Notes to July 1, 2007; and
    o Extended any redemption or conversion of the 2004 Notes by Galaxy until June 22, 2006

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through February 28, 2006, we used $55,704,657 for operating and investing activities, of which $1,342,686 was spent during the three-month period then ended. We had $175,845 of cash at February 28, 2006. In comparison, we expended $5,549,695 for operating and investing activities during the three months ended February 28, 2005, and had $5,399,478 of cash at February 28, 2006.

         WORKING CAPITAL DEFICIENCY. At February 28, 2006, we had a working capital deficiency of $9,137,922, compared to a working capital deficiency of $6,690,444 at November 30, 2005. Included in current liabilities at February 28, 2006 is the current portion of convertible notes payable of $5,387,339 and related accrued interest of $814,956. The Company may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. For the year ended November 30, 2005, the Company made total payments on the 2004 Notes of $10,152,666 consisting of $7,500,000 in principal repayments and $2,652,666 of interest. Of that amount the Company has paid $8,337,748, using shares of common stock, with the balance $1,925,346 paid in cash. During the same period the Company paid interest on the May 2005 Notes in the aggregate amount of $457,689. Of that amount $347,260 was paid by issuing common stock and $110,429 was paid in cash.

         We may, subject to certain conditions, continue to make payment of these amounts due on the convertible notes in shares of common stock rather than cash. We intend to closely monitor the trading volume and price of our common stock throughout the life of the convertible debentures to determine the optimum repayment mix of cash and common stock. At February 28, 2006, we had recorded natural gas sales from 37 wells in the Powder River Basin and one well in the Piceance basin. We have also commenced water production, a pre-cursor to natural gas production in CBM projects from an additional 49 wells in the Powder River Basin. We are operator of an ongoing drilling program in the Piceance Basin, for which we have an initial carried 25% interest. If successful, we anticipate gas sales from this program by the middle of fiscal 2006. Management believes that natural gas production from these wells will generate revenues sufficient to allow more of our debt payments to be made in cash.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of February 28, 2006.

---------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------------------
                                                                                                              MORE
                                                                                                              THAN 5
       CONTRACTUAL OBLIGATIONS (1)<F1>          TOTAL            YEAR          1-3 YEARS       3-5 YEARS      YEARS
---------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
Senior Secured Notes Payable (2)<F2>
   Principal                                 $22,500,000      $9,166,667       $3,333,333     $10,000,000       $-
   Interest                                    8,431,096       3,213,288        3,105,479       2,112,329        -
Senior Subordinated Notes Payable (3)<F3>
    Principal
   Interest                                    7,695,000               -        7,695,000               -        -
Notes payable and accrued interest             2,400,524               -        2,400,524               -        -
                                               2,131,643       2,131,643                -               -        -
---------------------------------------------------------------------------------------------------------------------
Office, Equipment Leases & Other                 499,210         168,095          204,635         126,480        -
---------------------------------------------------------------------------------------------------------------------
TOTAL                                        $43,657,473     $14,679,693      $16,738,971     $12,238,809       $-
---------------------------------------------------------------------------------------------------------------------

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

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through February 28, 2006, 14.5% through April 4, 2006, and 15% thereafter.

(3)<F3> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through February 28, 2006, 14% through April 4, 2006, and 14.5% thereafter.

PLAN OF OPERATION

         We commenced drilling operations on our first operated well in the Piceance Basin on December 5, 2005. In addition we and our partner in the basin, Exxel Energy Corp, are 33% working interest owners in a well operated by Antero Resources in the basin. The well has been drilled and completed and production testing is under way. Currently Exxel is paying 100% of the costs of the project and we believe that, at the current level of expenditure, at least six wells will be drilled before we begin paying 25% of the costs of the project under our agreement with Exxel.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. The company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and gas reserves, and the estimate of its asset retirement obligations.

         OIL AND GAS PROPERTIES. We follow the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

         The Company calculates depreciation and depletion of its oil and gas using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. If such capitalized costs exceed the ceiling, the company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. The Company recorded a ceiling write down during the year ended November 30, 2005 in the amount of $5,273,795 representing the excess of capitalized costs over the ceiling amount

         OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the company's oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Price changes will affect the economic lives of oil and gas properties and, therefore, price changes may cause reserve revisions. The Company recognized its first proved reserves as of November 30, 2005. The company is not aware of any material adverse issues related to its reserves regarding regulatory approval, the availability of additional development capital, or the installation of additional infrastructure.

         ASSET RETIREMENT OBLIGATIONS. SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS requires that the company estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

         REVENUE RECOGNITION. The company derives its revenue primarily from the sale of produced natural gas and crude oil. The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. The company makes estimates of the amount of production delivered to purchasers and the prices it will receive. The company uses its knowledge of its properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received. A majority of the company's sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and gas industry.

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

        SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company adopted SFAS No. 123R effective December 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $320,309, relating to employee provided services during the three months ended February 28, 2006.

         In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal periods beginning after December 1, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

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

ITEM 1A.      RISK FACTORS

              There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2005.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              No shares were issued during the quarter ended February 28, 2006.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At a special meeting held February 22, 2006, shareholders of Galaxy Energy Corporation approved the following:

            ---------------------------------------------------------------------------------------------------
                                                                      FOR              AGAINST        ABSTAINED
            ---------------------------------------------------------------------------------------------------
            Proposal to approve  the  issuance of shares of common    33,366,126       1,172,412      1,170,623
            stock upon conversion of the convertible  notes issued
            in 2004 and May 2005,  in lieu of cash payments on the
            convertible  notes,  and upon exercise of the warrants
            that have been issued or are issuable  under the terms
            of  the  notes,  to the  extent  such  issuance  would
            require  shareholder  approval  under the rules of the
            American Stock Exchange.
            ---------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      10.1         2003 Stock Option Plan (2)
--------------------------------------------------------------------------------
      10.2 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (3)
--------------------------------------------------------------------------------
      10.3 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (4)
--------------------------------------------------------------------------------
      10.4 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
      10.5         Form of Initial Note (5)
--------------------------------------------------------------------------------
      10.6         Form of Conditional Note (5)
--------------------------------------------------------------------------------
      10.7         Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
      10.8 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
      10.9 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (5)
--------------------------------------------------------------------------------
      10.10 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (5)
--------------------------------------------------------------------------------
      10.11        Form of Mortgage (5)
--------------------------------------------------------------------------------
      10.12 Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (6)
--------------------------------------------------------------------------------
      10.13 Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc.
                   (8)
--------------------------------------------------------------------------------
      10.14 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (9)
--------------------------------------------------------------------------------
      10.15 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (9)
--------------------------------------------------------------------------------
      10.16 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
      10.17        Form of Note (9)
--------------------------------------------------------------------------------
      10.18        Form of Common Stock Purchase Warrant (9)
--------------------------------------------------------------------------------
      10.19 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      10.20        Subordination Agreement (9)
--------------------------------------------------------------------------------
      10.21        Amended Participation Agreement between Marc A. Bruner and
                   Dolphin Energy Corporation dated March 16, 2005 (10)
--------------------------------------------------------------------------------
      10.22        Second Amendment to Participation Agreement dated May 24,
                   2005 (11)
--------------------------------------------------------------------------------
      10.23        Securities Purchase Agreement dated May 31, 2005 between
                   Galaxy Energy Corporation and the Buyers named therein (12)
--------------------------------------------------------------------------------
      10.24        Form of Note (12)
--------------------------------------------------------------------------------
      10.25        Form of Qualifying Issuance Warrants (12)
--------------------------------------------------------------------------------
      10.26        Form of Repurchase Warrants (12)
--------------------------------------------------------------------------------
      10.27        Form of Registration Rights Agreement (12)
--------------------------------------------------------------------------------
      10.28        Form of First Amendment to Security Agreement, Pledge
                   Agreement and Guaranty (12)
--------------------------------------------------------------------------------
      10.29        Form of Mortgage Amendment (12)
--------------------------------------------------------------------------------
      10.30        Form of Waiver and Amendment to 2004 Notes and Warrants (13)
--------------------------------------------------------------------------------
      10.31        Form of Waiver and Amendment to March 2005 Notes and Warrants
                   (12)
--------------------------------------------------------------------------------
      10.32        Form of Conveyances of Overriding Royalty Interests (12)
--------------------------------------------------------------------------------
      10.33        Form of March 2005 Subordination Agreement (12)
--------------------------------------------------------------------------------
      10.34        Second Amendment to Lease Acquisition and Development
                   Agreement (14)
--------------------------------------------------------------------------------
      10.35        Third Amendment to Participation Agreement dated October 4,
                   2005 (15)
--------------------------------------------------------------------------------
      10.36        Waiver and Amendment dated December 1, 2005 between Galaxy
                   Energy Corporation and the investors named therein (16)
--------------------------------------------------------------------------------
      16.1         Letter from Wheeler Wasoff, P.C. (7)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Executive Officer
--------------------------------------------------------------------------------
      32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Financial Officer
--------------------------------------------------------------------------------


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

                                    GALAXY ENERGY CORPORATION


April 19, 2006                      By:   /s/ CHRISTOPHER S. HARDESTY
                                       ----------------------------------------
                                         Christopher S. Hardesty
                                         Chief Financial Officer