Form 10-Q
period 2006-05-31
GALAXY ENERGY CORP
filed 2006-07-17
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 31, 2006

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    68,668,029 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF JULY 14, 2006

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                     May 31, 2006          November 30, 2005
                                     ASSETS
Current assets
      Cash and cash equivalents                                   $        1,144,591       $        1,328,469
      Accounts receivable, joint interest                                  1,490,491                  776,882
      Accounts receivable, other                                             170,047                  510,196
      Prepaid and other                                                      226,877                  167,513
                                                                  -------------------      -------------------
           Total Current Assets                                            3,032,006                2,783,060
                                                                  -------------------      -------------------

Oil and gas properties, at cost, full cost method of accounting
      Evaluated oil and gas properties                                     9,982,759                9,991,629
      Unevaluated oil and gas properties                                  42,046,380               41,464,395
      Less accumulated depletion, amortization and impairment             (7,442,396)              (7,097,299)
                                                                  -------------------      -------------------
                                                                          44,586,743               44,358,725
                                                                  -------------------      -------------------

Furniture and equipment, net                                                 158,808                  194,877
                                                                  -------------------      -------------------

Other assets
      Deferred financing costs, net                                          660,851                  721,024
      Restricted investments                                                 379,782                  379,782
      Other                                                                   18,477                   21,910
                                                                  -------------------      -------------------
                                                                           1,059,110                1,122,716
                                                                  -------------------      -------------------
TOTAL ASSETS                                                      $       48,836,667       $       48,459,378
                                                                  ===================      ===================

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
      Accounts payable and accrued expenses                       $        3,116,943       $        1,880,290
      Accounts payable  - related party                                       95,819                   99,078
      Current portion convertible notes payable, net                       7,287,704                5,041,524
      Notes payable                                                        2,049,728                2,049,728
      Interest payable                                                       502,126                  402,884
                                                                  -------------------      -------------------
           Total Current Liabilities                                      13,052,320                9,473,504
                                                                  -------------------      -------------------

Non-current obligations
      Convertible notes payable, net                                      16,918,894               10,392,434
      Interest Payable                                                     1,374,045                  744,833
      Asset retirement obligation                                          1,285,613                1,242,967
                                                                  -------------------      -------------------
           Total Non-current obligations                                  19,578,552               12,380,234
                                                                  -------------------      -------------------

Stockholders' equity
      Preferred stock, $001 par value                                            -                        -
           Authorized - 25,000,000 shares
           Issued - none
      Common stock, $.001 par value
           Authorized - 400,000,000 shares
           Issued and outstanding - 68,668,029                                68,668                   68,668
      Capital in excess of par value                                      65,180,895               64,073,382
      Deficit accumulated during the development stage                   (49,043,768)             (37,536,410)
                                                                  -------------------      -------------------
           Total Stockholders' Equity                                     16,205,795               26,605,640

                                                                  -------------------      -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       48,836,667       $       48,459,378
                                                                  ===================      ===================

   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months Ended May 31,
                                                            2006               2005
Revenue
      Natural gas sales                               $      248,661     $      247,399
      Gain on disposition of oil and gas property                -              197,676
      Operating revenue                                        1,990                -
                                                      ----------------------------------
                                                             250,651            445,075
                                                      ----------------------------------
Operating expenses
      Lease operating expense                                106,510            204,273
      General and administrative                           1,327,423          1,247,864
      Depreciation and amortization                          185,984            104,990
                                                      ----------------------------------
                                                           1,619,917          1,557,127
                                                      ----------------------------------
Other income (expense)
      Interest                                                 5,400             43,922
      Interest and financing costs                        (4,365,893)        (2,474,651)
                                                      ----------------------------------
                                                          (4,360,493)        (2,430,729)
                                                      ----------------------------------

Net Loss                                              $   (5,729,759)    $   (3,542,781)
                                                      ==================================

Net loss per common share - basic & diluted           $        (0.08)    $        (0.06)

Weighed average number of common
      shares outstanding                                  68,668,029         61,943,563
                                                      ==================================



   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                    From Inception
                                                                    Six Months Ended May 31,      (June 18, 2002) to
                                                                    2006              2005            May 31, 2006
Revenue
     Natural gas sales                                      $        674,336    $       359,276     $     2,093,985
     Gain on disposition of oil and gas property                         -              197,676             197,676
     Operating revenue                                                 2,283                -                45,755
                                                            --------------------------------------------------------
                                                                     676,619            556,952           2,337,416
                                                            --------------------------------------------------------

Operating expenses
     Lease operating expense                                         400,818            376,410           1,425,133
     General and administrative                                    2,482,140          2,503,375          14,551,508
     Impairment of oil and gas properties                                -                  -             5,339,564
     Depreciation and amortization                                   362,328            173,894           2,326,477
                                                            --------------------------------------------------------
                                                                   3,245,286          3,053,679          23,642,682
                                                            --------------------------------------------------------

Other income (expense)
     Interest                                                          9,305             80,482             223,992
     Interest and financing costs                                 (8,947,996)        (4,510,006)        (27,962,494)
                                                            --------------------------------------------------------
                                                                  (8,938,691)        (4,429,524)        (27,738,502)
                                                            --------------------------------------------------------

Net Loss                                                    $    (11,507,358)   $    (6,926,251)    $   (49,043,768)
                                                            ========================================================

Net loss per common share - basic & diluted                 $          (0.17)   $         (0.11)    $         (0.99)

Weighed average number of common
     shares outstanding                                           68,668,029         60,339,872          49,646,219
                                                            ========================================================


   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Period from
                                                                                                     Inception
                                                                 Six months ended May 31,        (June 18, 2002) to
                                                                  2006              2005            May 31, 2006
Cash flows from operating activities
Net (loss)                                                    $   (11,507,358)  $    (6,926,251)  $   (49,043,768)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities
     Stock for services                                                   -                 -             264,600
     Compensation expense on vested options                           684,253            83,568           885,911
     Stock for services - related                                         -                 -              90,000
     Stock for interest                                                   -           1,795,785         3,707,959
     Gain on sale of oil and gas asset                                    -            (197,676)         (197,676)
     Oil and gas properties for services                                  -                 -             732,687
     Stock for debt - related                                             -                 -             233,204
     Amortization of discount on convertible debentures             6,335,293         2,462,692        12,082,621
     Amortization of deferred financing costs                         215,147                           1,765,032
     Write-off of discount and deferred financing costs
       reissue                                                            -                 -           2,162,597
     Write-off of discount and deferred financing costs
       upon conversion                                                    -                 -           2,979,404
     Depreciation, depletion and amortization expense                 361,308           173,894         2,320,456
     Impairment of oil and gas properties                                 -                 -           5,339,564
     Other                                                                -                 -              11,178
Changes in assets and liabilities
       Accounts payable - trade                                     1,236,655           181,523         1,608,434
       Accounts payable - related                                      (3,259)          (15,020)           95,820
       Interest payable                                               728,454          (250,756)        1,876,172
       Accounts receivable, prepaids and other current
       assets                                                        (432,826)         (237,617)       (1,881,510)
       Other                                                            3,432               -             (19,416)
                                                              ----------------------------------------------------
Net cash provided (used) by operating activities                   (2,378,901)       (2,929,858)      (14,986,731)
                                                              ----------------------------------------------------

Cash flows from investing activities
     Additions to oil and gas properties                           (1,292,816)      (11,998,295)      (42,572,231)
     Operator fee recoveries                                          782,206                             782,206
     Purchase of furniture and equipment                                  -             (73,715)         (279,177)
     Purchase surety bonds                                                -                 -            (379,783)
     Proceeds from sale of oil and gas asset                              -                 -             240,000
     Advance to affiliate                                                 -                 -             (60,000)
     Cash received upon recapitalization and merger                       -                 -               4,234
                                                              ----------------------------------------------------

Net cash used by investing activities                                (510,610)      (12,072,010)      (42,264,751)
                                                              ----------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                                                    Period from
                                                                                                     Inception
                                                                 Six months ended May 31,        (June 18, 2002) to
                                                                  2006              2005            May 31, 2006

Cash flows from financing activities
     Proceeds from sale of common stock                                   -                 -          17,905,300
     Proceeds from sale of convertible notes payable                4,500,000        17,695,000        42,195,000
     Proceeds from sale of convertible debentures                         -                 -           5,040,000
     Debt and stock offering costs                                   (127,700)         (201,336)       (3,980,569)
     Payment of convertible notes payable                          (1,666,667)         (752,692)       (3,103,114)
     Payment of note payable                                              -            (324,767)         (550,272)
     Payment of note payable - related                                    -             (15,946)         (129,578)
     Proceeds from exercise of warrants                                   -             992,306         1,019,306
     Retricted cash                                                       -          (2,020,508)              -
                                                              ----------------------------------------------------
Net cash provided by financing activities                           2,705,633        15,372,057        58,396,073
                                                              ----------------------------------------------------
Net increase in cash                                                 (183,878)          370,189         1,144,591

CASH, BEGINNING OF PERIOD                                           1,328,469        10,513,847               -
                                                              ----------------------------------------------------

CASH, END OF PERIOD                                           $     1,144,591   $    10,884,036   $     1,144,591
                                                              ====================================================

Supplemental schedule of cash flow information
     Cash paid for interest and financing costs               $     1,593,630   $       393,343   $     3,306,823
                                                              ====================================================

Supplemental disclosures of non-cash investing and
financing activities
     Debt incurred for oil and gas properties                 $           -     $           -     $     3,646,000
                                                              ====================================================
     Stock issued for services                                $           -     $           -     $       354,600
                                                              ====================================================
     Stock issued for interest and debt                       $           -     $     3,117,072   $     8,930,289
                                                              ====================================================
     Stock issued for convertible debt                        $           -     $           -     $     5,640,000
                                                              ====================================================
     Warrants issued for financing costs                      $        27,274   $        88,874   $     1,685,850
                                                              ====================================================
     Discount on convertible debt issued                      $       395,986   $     6,509,702   $    14,713,075
                                                              ====================================================
     Conversion of interest to debt                           $           -     $           -     $        11,178
                                                              ====================================================
     Stock issued for subsidiary - related                    $           -     $           -     $      (202,232)
                                                              ====================================================
     Stock issued for oil and gas properties                  $           -     $           -     $     9,146,800
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

         The results of operations for the six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

         LIQUIDITY

         During the six months  ended May 31, 2006,  the Company  incurred a net loss of $11,507,358 and used cash for operating activities of $2,378,901. During the six months ended May 31, 2006, the Company's working capital deficit increased to $10,020,314 from $6,690,444, while its cash balance decreased to $1,144,591 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In April 2006 and June 2006 the Company completed two financings with institutional and other accredited investors for the placement of Subordinated Convertible Notes in the amounts of $4,500,000 and $2,500,000, respectively; however, the Company's continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. During the year ended November 30, 2005, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount. No additional impairment expense was recognized during the six months ended May 31, 2006. Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above. During the year ended November 30, 2005, the Company recognized properties with a carrying value of $5,055,320 as being impaired and reclassified those costs from unevaluated properties to evaluated properties and added those costs to the full cost pool amortization base. No impairment or reclassification of costs was recognized during the six months ended May 31, 2006.

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

         The Company has, through acquisition and drilling, acquired working interests in 240 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at May 31, 2006. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the lives of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. During the six months ended May 31, 2006, the Company revised the credit adjusted risk free interest rate to more accurately reflect its borrowing rate, resulting in a change to the estimated obligation previously recorded.

         The information below reflects the change in the ARO during the six months ended May 31,

                                                       2006              2005
           Balance beginning of period           $1,242,967          $713,073

              Change in estimate                    (64,341)                -
              Liabilities incurred                   62,504           187,216
              Liabilities settled                         -                 -
              Accretion                             (19,858)           13,419
                                                 -----------         --------
           Balance end of period                 $1,285,613          $913,708
                                                 ===========         ========

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SHARE BASED COMPENSATION

         Galaxy has followed Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees", and related interpretations, through November 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, Galaxy has recognized compensation expense in the financial statement for awards granted to consultants which must be re-measured each period under the mark-to-market. Galaxy had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation", as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", through disclosure only.

         On December 1, 2005, Galaxy adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. Galaxy is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

         As of May 31, 2006, options to purchase an aggregate of 4,715,000 shares of the Company's common stock were outstanding. These options were granted during 2006, 2005, and 2004, to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $3.51 per share. The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date. Stock-based employee compensation and stock-based non-employee compensation costs were $684,253 before tax for the six months ending May 31, 2006. These amounts were charged to operations as compensation expense. Stock-based non-employee compensation expense granted to consultants of the Company of $83,586 was charged to operations during the six months ended May 31, 2005.

         Galaxy had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation", as amended by FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended May 31, 2005 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

         --------------------------------------------------------------------------------------------------
                                                                 Three Months Ended      Six Months Ended
         Net loss:                                                  May 31, 2005           May 31, 2005
         --------------------------------------------------------------------------------------------------
           As reported                                             $(3,542,781)             $(6,926,251)
         --------------------------------------------------------------------------------------------------
           Add: Stock-based compensation included in net loss           52,330                   83,586
         --------------------------------------------------------------------------------------------------
           Less: Stock-based compensation determined under the
           fair value based method                                    (262,277)                (551,333)
         --------------------------------------------------------------------------------------------------
           Pro forma                                               $(3,752,728)             $(7,393,998)
         --------------------------------------------------------------------------------------------------

         --------------------------------------------------------------------------------------------------
         Net loss per common share:
         --------------------------------------------------------------------------------------------------
           As reported                                                  $(0.06)                  $(0.11)
         --------------------------------------------------------------------------------------------------
           Pro forma                                                    $(0.06)                  $(0.12)
         --------------------------------------------------------------------------------------------------

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. Galaxy granted 240,000 and 925,000 options to purchase common stock during the six months ended May 31, 2006 and 2005 respectively. The fair values of options granted during 2006 and 2005 were calculated using the following weighted-average assumptions:

             -------------------------------------------------------------------
                                                    Six months ended May 31
             -------------------------------------------------------------------
                                                    2006               2005
             -------------------------------------------------------------------
             Expected dividend yield                     --                  --
             -------------------------------------------------------------------
             Expected price volatility               68.33%              69%-71%
             -------------------------------------------------------------------
             Risk free interest rate                  4.50%                 3.5%
             -------------------------------------------------------------------
             Expected term of options (in years)    5 years         5--6.5 years
             -------------------------------------------------------------------

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force
         ("EITF") on EITF Issue No. 05-02 THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19 ("EITF 05-02"). The abstract clarified the meaning of "conventional convertible debt instruments" and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK ("EITF 00-19"). The Company has concluded that all its convertible debt is Conventional as defined in EITF 05-02.

         In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We have adopted the guidance in EITF 05-08 for our quarter ending May 31, 2006. The adoption of EITF 05-08 has not had a material impact on our consolidated financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 2004, March 2005 and April 2006 Convertible Notes include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.


NOTE 3 - PROPERTY AND EQUIPMENT

         OIL AND GAS PROPERTIES

         The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

         United States Cost Center

         In 2003 the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004 the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin. During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. In addition the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, and evaluating and planning for an exploratory drilling program which commenced during the six months ended May 31, 2006.

         Germany Cost Center

         In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. In December 2005, the Company commenced drilling the initial test well on the permit. The well, in which the Company has a carried interest, was completed in January, 2006 and based upon the initial review of the drilling results, the joint venture group has completed a detailed analysis to identify priority zones for further development. As of May 31, 2006 completion operations are being planned. The Company's balance sheet reflects no capitalized oil and gas costs related to the Germany cost center.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Romania Cost Center

         In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the
         "Farmee") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement call for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The first test well on the property, in which the Company has a carried interest, has been completed. Based upon results of the drilling operations, the partners in the project have determined to commence completion and testing operations. As of May 31, 2006, the Company and its partners are planning the completion program for the Romanian well.


NOTE 4 - NOTES PAYABLE

         In connection with the acquisition of certain oil and gas properties in January 2004, the company issued a promissory note in the amount of $2,600,000.

         On July 17, 2006 the outstanding principal balance of the note was $2,049,728. The Company will pay the noteholder a fee of $75,000 and will increase the rate of interest accruing on the note from 8% to 12%, effective April 1, 2006. The noteholder agreed to defer further payments until September 1, 2006, at which time principal and accrued interest will be due.


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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On December 1, 2005 the Company and the holders of the 2004 Notes entered into an agreement, that among other things lowered the conversion price of the Notes to $1.25 per share, granted additional warrants to purchase share of common stock and lowered the exercise price of existing and newly issued warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes and as additional paid in capital. During the six months ended May 31, 2006 the Company recorded amortization of the discount in the amount of $4,737,599 as interest expense.


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

         In connection with the December 1, 2005 agreement entered into with the Holders of the 2004 notes, as discussed above, the terms of the March 2005 Notes were also amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital. During the six months ended May 31, 2006 the Company recorded amortization of the discount in the amount of $1,185,462 as interest expense.

         MAY 2005 NOTES

         In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a reduction of the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of $396,634is included in interest expense for the six months ended May 31, 2006.

         On December 1, 2005, the Company and the holders of the May 2005 Notes entered into an agreement, that lowered the conversion price of the Notes to $1.25 per share in connection with the debt restructuring discussed above.

         APRIL 2006 NOTES

         In April 2006, the Company completed a private offering of Senior Secured Convertible Notes and Warrants to a group of accredited investors. Gross proceeds from the offering were $4,500,000. The notes pay interest at 15% per annum, have a 30 month maturity which will extend under the terms of the financing until all of the Company's senior debt has been retired, and are subordinated to Galaxy's secured debt and existing senior debt. The Notes are convertible into 2,884,615 shares of common stock based on a conversion price of $1.56 per share. Note purchasers received warrants to purchase 865,383 shares of the Company's common stock at an exercise price of $1.60 per share, for a period of five years. Principal and interest on the notes are payable upon maturity.

         The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years. The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Notes and is being amortized over the term of the notes. Amortization of the discount of $15,597 is included in interest expense for the three and six month periods ended May 31, 2006.

         We have evaluated the embedded conversion feature in the 2004, the March 2005, the May 2005 and the April 2006 Notes and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). Included in the evaluation is the conclusion the Notes meet the definition of "conventional convertible instrument" and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19. Further we have evaluated the detachable warrants related to the 2004, the March 2005 and the April 2006 Notes, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity. We have also evaluated the freestanding registration rights agreements attached to the Notes and have concluded they do meet the definition of derivative instruments under SFAS 133. The fair value of the derivative liabilities has been determined to be immaterial based on a probability-weighted, discounted cash flow evaluation of its terms.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At May 31, 2006 and November 30, 2005 convertible notes consist of the following:

                                            May 31, 2006     November 30, 2005
         2004 Notes                        $  10,833,333      $  12,500,000
            Less unamortized discount         (2,938,321)        (7,675,920)
         March 2005 Notes                      7,695,000          7,695,000
            Less unamortized discount         (2,357,969)        (3,543,431)
         May 2005 Notes                       10,000,000         10,000,000
            Less unamortized discount         (3,145,056)        (3,541,691)
                                           ---------------------------------
         April 2006 Notes                      4,500,000                  -

         Less unamortized discount              (380,389)                 -
                                           $  24,206,598         15,433,958
         Less current portion, net            (7,287,704)        (5,041,524)
                                           ---------------------------------
         Long term portion, net            $  16,918,894      $  10,392,434
                                           =================================

         Total principal payments due in the next twelve months are $10,000,000. If the Company's common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.


NOTE 6 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At May 31, 2006, and November 30, 2005, options to purchase 1,785,000 and 2,025,000 shares, respectively, were available to be granted pursuant to the stock option plan.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         A summary of option activity under the Plan as of May 31, 2006 and changes during the six months then ended is presented below:

                                                                                        Weighted Avg
                                                    Number of       Weighted Avg         Remaining            Aggregate
                                                     Shares        Exercise Price     Contractual Term     Intrinsic Value
         Options outstanding - December 1, 2005     4,475,000     $       2.15
         Granted during period                        240,000     $       1.19

         Exercised during period                            -               -
         Forfeited during period                            -               -
         Expired during period                              -               -
                                                 -------------
         Options outstanding - May 31, 2006         4,715,000     $       2.04                8.11          $    6,539,775
                                                 ==========================================================================

         Exercisable at May 31, 2006                2,430,000     $       2.09                8.14          $    3,310,272
                                                 ==========================================================================

         The weighted average grant date fair value of options granted during the six months ended May 31, 2006 was $0.72 per share. There have been no options exercised under the terms of the Plan.

         A summary of the status of the Company's nonvested options as of May 31, 2006 and changes during the six months then ended is presented below:


                                                                   Weighted Avg
                                                Number of           Grant Date
                                                 Shares             Fair Value
         Nonvested Options
         Nonvested - December 1, 2006            2,700,000         $     1.41
         Granted during period                         -                   -
         Exercised during period                       -                   -
         Vested during period                     (415,000)        $     1.41
         Forfeited during period                       -                   -
         Expired during period                         -                   -
                                              -------------
         Nonvested - May 31, 2006                2,285,000         $     1.41
                                              =============

         As of May 31, 2006 there is $3,229,503 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the six months ended May 31, 2006 and 2005 was $684,253 and $83,586, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS

         On June 20, 2006 the Company completed a $2.5 million financing with institutional and other accredited investors for the private placement of Subordinated Convertible Debentures. The Debentures are subordinated to the Company's previous senior financings, have a 30-month maturity, which will extend under the terms of the financing until all of the Company's senior debt has been retired, accrue interest at 15% per annum and are payable at maturity. In the event the Debentures are retired at maturity, the holders are entitled to an additional payment equal to the sum of 25% plus 0.75% for each month (or part thereof) in excess of 30 months that the Debentures have remained outstanding. The Debentures are convertible into 1,602,564 shares of common stock based on a conversion price of $1.56 per share. In addition purchasers of the Debentures received five-year warrants which allow the holders to purchase 480,769 shares of common stock at $1.60 per share.

         On July 7, 2006, the Company and the holders of its senior secured convertible notes issued in 2004 and 2005 entered into a Waiver and Agreement. The Company had notified the holders of the 2004 Notes of an Equity Liquidity Test Failure on July 3, 2006, as defined in its agreements with the holders, triggering the holders' right to make an early repayment election in the aggregate amount of $1,217,929.

         In the Waiver and Agreement, the Company and the holders agreed to the following:

         o The waiver of the holders' right to make an early repayment election as a result of the July 2006 Equity Liquidity Test Failure and any Equity Liquidity Test Failure as of August 1, 2006 and/or September 1, 2006;

         o The deferral of the August 2006 and September 2006 installment payments on the 2004 Notes until October 2, 2006, unless earlier converted by the holders;

         o The ability of the holders to convert up to $5,000,000 in principal amount of the 2004 Notes, plus related interest, at their option as a "Company Alternative Conversion" under the Notes through September 30, 2006, with the amounts converted to be applied first to the August 2006 installment payment, second to the September 2006 installment payment, and then to those installments nearest to the maturity date of the 2004Notes; and

         o The waiver of the Company's right to prepay any part of the 2004 or 2005 Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This report contains forward-looking statements. You should review our cautionary note about forward-looking statements at the end of this section.

         During the six months ended May 31, 2006, we incurred a net loss of $11,507,358 and used cash for operating activities of $2,378,901. During the same period , our working capital deficit increased to $10,020,314 from $6,690,444 at November 30, 2005, and our cash balance decreased to $1,144,591 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about our ability to continue as a going concern.

         On April 26, 2006 and June 20, 2006, we closed on $4.5 million and $2.5 million, respectively, in financing through the private placement of Subordinated Convertible Debentures with institutional and other accredited investors. However, our continued operation is contingent upon our ability to raise additional capital, and ultimately attaining profitability from our oil and gas operations.

         On April 25, 2006, we received a notice of failure to satisfy Section 1003(a)(iv) of the American Stock Exchange ("AMEX") Company Guide for continued listing on AMEX. Such notice is a result of the recent losses that we have sustained, as well as our significant working capital deficiency. We submitted a business plan to AMEX on May 12, 2006, in which it advised AMEX of actions we have taken, or will take, that, we believe, will bring us into compliance with
Section 1003(a)(iv) of the Company Guide by July 24, 2006. We received notice from the American Stock Exchange on July 12, 2006 that, although we are not now in compliance, the business plan we submitted on May 12, 2006 "makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards" of the Exchange. The Exchange has given us an extension until July 24, 2006 to implement portions of the business plan sufficient to convince the Exchange that, in fact, we have regained compliance with the Exchange's continued listing requirements.

         As an important facet of our business plan submitted to AMEX, we have determined to investigate the possibility of selling certain of our properties in the Powder River Basin and other areas which we consider non-core, that is, properties on which we do not plan to commence development activities within the next two fiscal years. We have engaged a property broker to commence the evaluation and planning to determine if such property sales are reasonable in light of the Company's current financial condition. In addition, we are considering several options for raising additional capital to fund our 2006 operational budget such as debt and equity offerings, and the farm-out of some of our acreage and other similar type transactions. There is no assurance that financing will be available to us on favorable terms, or at all, or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to our stockholders. If we are forced to sell an asset to meet our current liquidity needs, we may not realize the full market value of the asset and the sales price could be less than our carrying value of the asset.

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

         Our tasks now are to establish reserves on our properties and to place our properties into production. As of July 14, 2006, we had interests in 163 completed wells (21 of which were delivering natural gas into sales pipelines), 73 wells in various stages of completion and 8 water disposal wells. We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 1 million cubic feet per day. As our first wells come online in the Piceance Basin over the next few months and as our coalbed methane wells continue to dewater and increase their production of natural gas, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2004 and 2005, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of assets, and equity and/or debt securities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2005

         During the three months ended May 31, 2006 we recorded natural gas sales volumes of 56,746 mcf compared to 41,065 mcf in the same period in 2005. We recorded $248,661 ($4.39/mcf) of natural gas sales and $106,510 ($1.88/mcf) of lease operating and production tax expense on the sales volumes for the quarter ending May 2006 compared to natural gas sales of $247,399 ($6.02/mcf) and lease operating and production tax expense of $204,273 ($4.97/mcf) during the same period in 2005. Lower operating costs in 2006 reflect cost savings measures initiated in the period, coupled with the lack of workover and other remedial operations which were ongoing in 2005. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $177,363 ($3.13 /mcf) during the quarter ending May 31, 2006, compared with $75,149 ($1.83/mcf) of DD&A expenses during the same period of 2005.

         We recorded interest income earned on cash deposits in commercial banks of $5,400 during the quarter ending May 31, 2006 compared to $43,922 during the same period in 2005. The decrease in interest income reflects lower cash balances on deposit as we utilized the cash for operational activities during the year.

         For the quarters ended May 31, 2006 and 2005, we recorded general and administrative costs of $1,327,423 and $1,247,864, respectively, as summarized below.

--------------------------------------------------------------------------------
                                                Three months ended May 31
--------------------------------------------------------------------------------
                                                2006                   2005
--------------------------------------------------------------------------------
Professional and consulting                    57,354                124,866
--------------------------------------------------------------------------------
Salaries and benefits                         248,650                265,568
--------------------------------------------------------------------------------
Investor relations                            243,332                206,421
--------------------------------------------------------------------------------
Legal                                          91,431                201,773
--------------------------------------------------------------------------------
Travel & entertainment                         50,304                137,349
--------------------------------------------------------------------------------
Office lease and expenses                      54,486                 73,284
--------------------------------------------------------------------------------
Audit and accounting                          118,189                 38,676
--------------------------------------------------------------------------------
Director fees                                  54,000                 46,500
--------------------------------------------------------------------------------
Prospect generation, maintenance and
  presentation                                  5,229                 65,778
--------------------------------------------------------------------------------
Insurance and other                            40,504                 35,635
--------------------------------------------------------------------------------
Stock Based compensation                      363,944                 52,014
--------------------------------------------------------------------------------

                                        $   1,327,423          $   1,247,864
--------------------------------------------------------------------------------

    o Professional and consulting fees decrease reflects reclassification of certain former consultants to full time employee status in 2006 and the termination of the consulting agreement with the founder of the Company effective March 1, 2006.
    o Salaries and benefits decreased in 2006, notwithstanding the reclassification of consultants discussed above, as a result of staff reductions in the 2006 period compared to the 2005 period.
    o Lower legal fees in 2006 reflect less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when we were entering into new ventures in the Piceance Basin, Germany and Romania.
    o Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.
    o Lower office expenses in 2006 reflect the closing of our Miami, Florida office in fiscal 2005.
    o Increased audit and accounting expenses in 2006 primarily reflect additional fees paid for outsourced accounting services necessary to accommodate the increase in oil and gas operational activity, together with higher audit fees required to review such activity.
    o Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact we successfully marketed our German and Romanian projects in 2005 and had no such activity in 2006.
    o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         We recorded $185,984 of DD&A expenses in the quarter ending May 31, 2006 compared to $104,990 in the previous year's quarter. The increase in 2006 versus 2005 primarily reflects higher DD&A rates on natural gas production as discussed above.

         We recorded interest and financing costs of $4,365,893 in the quarter ending February 28, 2006 compared to $2,474,651 in the previous year's period. The table below summarizes interest and financing costs for the three months ended May 31:

--------------------------------------------------------------------------------
                                                     2006              2005
--------------------------------------------------------------------------------
Interest on outstanding debt                      $ 1,218,724      $    866,666
--------------------------------------------------------------------------------
Amortization of discount                            3,033,825         1,014,480
--------------------------------------------------------------------------------
Amortization of deferred finance costs                 38,344           289,142
--------------------------------------------------------------------------------
Discount on shares issued upon conversion of
principal and interest at below market rates                -           304,363
--------------------------------------------------------------------------------
Fees paid to extend note                               75,000                 -
--------------------------------------------------------------------------------
                                       Total      $ 4,365,893      $  2,474,651
--------------------------------------------------------------------------------

SIX MONTHS ENDED MAY 31, 2006 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2005

         During the six months ended May 31, 2006 we recorded natural gas sales volumes of 109,782 mcf compared to 70,000 mcf in the same period in 2005. We recorded $674,336 ($6.15/mcf) of natural gas sales and $400,818($3.66/mcf) of lease operating and production tax expense on the sales volumes for the six months ending May 2006 compared to natural gas sales of $359,276 ($5.14/mcf) and lease operating and production tax expense of $376,410 ($5.38/mcf) during the same period in 2005. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $321,746 or $2.93 /mcf during the six months ended May 31, 2006, compared with $128,100 ($1.83/mcf) of DD&A expenses during the same period of 2005.

         We recorded interest income earned on cash deposits in commercial banks of $9,305 during the six months ending May 31, 2006 compared to $80,482 during the same period in 2005. The decrease in interest income reflects lower cash balances on deposit as the Company utilized the cash for operational activities during the year.

         For the six-month periods ended May 31, 2006 and 2005, we recorded general and administrative costs of $2,482,140 and $2,503,375, respectively, as summarized below.

--------------------------------------------------------------------------------
                                                    Six Months ended May 31
--------------------------------------------------------------------------------
                                                  2006                  2005
--------------------------------------------------------------------------------
Professional and consulting                $      146,313       $       286,271
--------------------------------------------------------------------------------
Salaries and benefits                             481,204               514,717
--------------------------------------------------------------------------------
Investor relations                                420,321               392,502
--------------------------------------------------------------------------------
Legal                                             177,719               331,098
--------------------------------------------------------------------------------
Travel & entertainment                             63,079               304,194
--------------------------------------------------------------------------------
Office lease and expenses                         111,677               156,551
--------------------------------------------------------------------------------
Audit and accounting                              196,414               127,398
--------------------------------------------------------------------------------
Director fees                                     108,000                93,000
--------------------------------------------------------------------------------
Prospect generation, maintenance and
  presentation                                     17,957               151,579
--------------------------------------------------------------------------------
Insurance and other                                75,203                62,497
--------------------------------------------------------------------------------
Stock Based compensation                          684,253                83,568
--------------------------------------------------------------------------------
                                           $    2,482,140       $     2,503,375
--------------------------------------------------------------------------------

    o Professional and consulting fees decrease reflects reclassification of certain former consultants to full time employee status in 2006, and the termination of the consulting agreement with the founder of the Company effective March 1, 2006.
    o Salaries and benefits decreased in 2006, notwithstanding the reclassification of consultants discussed above, as a result of staff reductions in the 2006 period compared to the 2005 period.
    o Increased investor relations costs reflect the utilization of additional shareholder relations professionals in 2006, the costs of the February 2006 special shareholders meeting and the higher costs of costs of preparing and distributing the 2005 annual report to shareholders.
    o Lower legal fees in 2006 reflect less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when we were entering into new ventures in the Piceance Basin, Germany and Romania.
    o Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.
    o Lower office expenses in 2006 reflect the closing of our Miami, Florida office in fiscal 2005.
    o Increased audit and accounting expenses in 2006 primarily reflect additional fees paid for outsourced accounting services necessary to accommodate the increase in oil and gas operational activity, together with higher audit fees required to review such activity.
    o Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact we successfully marketed our German and Romanian projects in 2005 and had no such activity in 2006.

    o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         We recorded $362,328 of DD&A expenses in the six months ended May 31, 2006 compared to $173,894 in the previous year's period. The increase in 2006 versus 2005 primarily reflects DD&A on natural gas production as discussed above.

         We recorded interest and financing costs of $8,947,996 in the six months ending May 31, 2006 compared to $4,510,006 in the previous year's period. The table below summarizes interest and financing costs for the three months ended May 31:

--------------------------------------------------------------------------------
                                                       2006              2005
--------------------------------------------------------------------------------
Interest on outstanding debt                          $ 2,322,556    $ 1,621,292
--------------------------------------------------------------------------------
Amortization of discount                                6,335,293      1,881,423
--------------------------------------------------------------------------------
Amortization of deferred finance costs                    215,147        581,270
--------------------------------------------------------------------------------
Discount on shares issued upon conversion of
principal and interest at below market rates                    -              -
--------------------------------------------------------------------------------
Fees paid to extend note                                   75,000              -
--------------------------------------------------------------------------------
                                       Total          $ 8,947,996    $ 4,510,006
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $850,500 through the period ended November 30, 2002, net proceeds of $6,151,278 for the year ended November 30, 2003, net proceeds of $33,059,822 for the fiscal year ended November 30, 2004, net proceeds of $17,745,137 for the fiscal year ended November 30, 2005 and net proceeds of $4,372,300 for the six months ended May 31, 2006.

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

         In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes (the "2004 Notes") and warrants (the "2004 Warrants"). Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000. The 2004 Notes pay interest at the prime rate plus 7.25% per annum, originally matured two years from the date of issue, are collateralized by substantially all of our assets, and were originally convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share. In January 2005, under the terms of the 2004 Notes, we were required to pay accumulated interest to that date. Commencing on March 1, 2005 we were required to make monthly payments of principal in the amount of $833,333 plus accrued interest. For the year ended November 30, 2005, we made total payments on the 2004 Notes of $10,152,666 consisting of $7,500,000 in principal repayments and $2,652,666 of interest. Of that amount we paid $8,337,748, or 82% of the total payment, using shares of common stock. Note purchasers received the three-year, 2004 Warrants, which originally allowed the holders to purchase 5,194,806 shares of common stock at $1.54 per share.

         On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the "March 2005 Notes") to a group of accredited investors to fund our entry into our Piceance Basin project. The March 2005 Notes are payable on April 30, 2007 (but are subordinated in payment to the 2004 and May 2005Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share. March 2005 Note purchasers received three-year warrants (the "2005 Warrants"), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.

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

         On April 25, 2006 and June 20, 2006, we closed on $4.5 million and $2.5 million, respectively, in financing through the private placement of Subordinated Convertible Debentures with institutional and other accredited investors. The Debentures are subordinated to our previous senior financings, have a 30-month maturity, which will extend under the terms of the financing until all of our senior debt has been retired, accrue interest at 15% per annum and are payable at maturity. In the event the Debentures are retired at maturity, the holders are entitled to an additional payment equal to the sum of 25% plus .75% for each month (or part thereof) in excess of 30 months that the Debentures have remained outstanding. The Debentures are convertible into 4,487,180 shares of common stock based on a conversion price of $1.56 per share. In addition purchasers of the Debentures received five-year warrants which allow the holders to purchase 1,346,154 shares of common stock at $1.60 per share.

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through May 31, 2006, we used $57,251,483 for operating and investing activities, of which $2,889,512 was spent during the six-month period then ended. We had $1,144,591 of cash at May 31, 2006. In comparison, we expended $15,001,868 for operating and investing activities during the six months ended May 31, 2005, and had $10,513,847 of cash at May 31, 2005.

         WORKING CAPITAL DEFICIENCY. At May 31, 2006, we had a working capital deficiency of $10,020,314, compared to a working capital deficiency of $6,690,444 at November 30, 2005. Included in current liabilities at May 31, 2006 is the current portion of convertible notes payable of $7,287,704 and related accrued interest of $383,895. We may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. For the year ended November 30, 2005, we made total principal and interest payments on the 2004 Notes of $10,152,666 and interest only payments on the May 2005 Notes of $457,689. Of those amounts, we paid $8,685,009 using shares of common stock and $1,925,346 was paid in cash.

         Because of the notices received from the American Stock Exchange, we are currently unable to pay principal and interest due on our convertible notes through the issuance of our common stock. However, we may in the future, subject to certain conditions, be able to continue to make payment of these amounts due on the convertible notes in shares of common stock rather than cash. Once we are able to make such payments again in our common stock, we will closely monitor the trading volume and price of our common stock throughout the remaining life of the convertible debentures to determine the optimum repayment mix of cash and common stock.

         At May 31, 2006, we had recorded natural gas sales from 37 wells in the Powder River Basin and one well in the Piceance basin. We have also commenced water production, a pre-cursor to natural gas production in CBM projects from an additional 49 wells in the Powder River Basin. We are operator of an ongoing drilling program in the Piceance Basin, for which we have an initial carried 25% interest. If successful, we anticipate gas sales from this program by the fall of 2006. Management believes that natural gas production from these wells will generate revenues sufficient to allow more of our debt payments to be made in cash.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of May 31, 2006.


----------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------
                                                                                                              MORE
                                                              LESS THAN 1                                    THAN 5
  CONTRACTUAL OBLIGATIONS (1)<F1>               TOTAL            YEAR          1-3 YEARS       3-5 YEARS     YEARS
----------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
Senior Secured Notes Payable  (2)<F2>
   Principal                                   $20,833,333     $10,000,000      $   833,333     $10,000,000    $-
   Interest                                      7,170,069       2,250,057        3,115,217       1,804,795     -
Senior Subordinated Notes Payable (3)<F3>
    Principal
   Interest                                     12,195,000               -       12,195,000               -     -
Notes payable and accrued interest               4,123,839               -        4,123,839               -     -
                                                 2,303,457       2,303,457                -               -     -
----------------------------------------------------------------------------------------------------------------------
Office, Equipment Leases & Other                   461,831         146,691          215,669          99,471     -
----------------------------------------------------------------------------------------------------------------------
TOTAL                                          $47,087,529     $14,700,205      $20,483,058     $11,904,266    $-
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






(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through May 31, 2006, 15% through July 5, 2006, and 15.5% thereafter.

(3)<F3> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through May 31, 2006, 14.5% through July 5, 2006, and 15% thereafter. Although the stated maturity dates of these Notes fall within the 1-3 Year category, these Notes are subordinated in payment to the 2004 and May 2005 Notes.

PLAN OF OPERATION

         Our first well in the Piceance Basin, the Biscuit Ranch 10-31D well, in which we have a 25% working interest, was spudded on January 25, 2006. The well was drilled to a target depth of 9,250 feet and completion operations and testing are now underway with three fracture treatment stages having already been completed. Fracture treatment fluids are currently being recovered from these stages and gas flow tests will be conducted in the near future. Test results will be announced when the tests are complete.

         Our second well in the Piceance Basin, the Mulvihill 15-32D well, in which we will have an 18.75 to 25% working interest, depending upon a participation election by an unrelated operator, was drilled to a depth of 10,010 feet within the planned drilling time of 27 days. Completion intervals are being selected, and fracture treatment stimulations are being designed based on the results of the work completed to date in the first well.

         Drilling of our third operated well in the Piceance Basin, the Purkey Ranch 13-31B well, in which we have a 25% working interest, is moving ahead at an accelerated pace. The well was spudded on May 29, 2006 and reached total depth of 9,300 feet. Presently we are preparing the well to set production casing after which completion operations will commence.

         We are currently drilling our fourth well in the Piceance Basin, the BR 03-03B Biscuit Ranch directional well. Surface casing has been set and cemented to a depth of 1150' and this well is currently drilling ahead below 2600'. We have a 25% working interest in this well.

         In addition, we have varying working interests in several non-operated wells, including one producing well and two wells which are in the completion phase and one well in the completion and evaluation phase.

         Currently, our partner in the Piceance Basin, Exxel Energy Corp. (a related party) is paying 100% of the costs of the project and we believe that, at the current level of expenditure, at least four wells will be drilled before we begin paying 25% of the costs of the project under our agreement with Exxel.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. We believe the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and gas reserves, and the estimate of its asset retirement obligations.

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

         We calculate depreciation and depletion of its oil and gas using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. We recorded a ceiling write down during the year ended November 30, 2005 in the amount of $5,273,795 representing the excess of capitalized costs over the ceiling amount.

         OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Price changes will affect the economic lives of oil and gas properties and, therefore, price changes may cause reserve revisions. We recognized our first proved reserves as of November 30, 2005. We are not aware of any material adverse issues related to our reserves regarding regulatory approval, the availability of additional development capital, or the installation of additional infrastructure.

         ASSET RETIREMENT OBLIGATIONS. SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS requires that we estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

         REVENUE RECOGNITION. We derive our revenue primarily from the sale of produced natural gas and crude oil. We report revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. We makes estimates of the amount of production delivered to purchasers and the prices it will receive. We use our knowledge of our properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received. A majority of our sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and gas industry.

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

         STOCK BASED COMPENSATION. Options granted to employees, directors and consultants under our stock option plan are accounted for in accordance with SFAS 123R which was we adopted on December 1, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 05-02 The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19 ("EITF 05-02"). The abstract clarified the meaning of "conventional convertible debt instruments" and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. We concluded that all our convertible debt is Conventional as defined in EITF 05-02.

         In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We adopted the guidance in EITF 05-08 in the quarter ended February 28, 2006. The adoption of EITF 00-08 has not had a material impact on our consolidated financial statements.

         In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 2004, March 2005 and April 2006 Convertible Notes include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

OFF BALANCE SHEET ARRANGEMENTS

        We have no off balance sheet arrangements.

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

ITEM 1A.      RISK FACTORS

              GALAXY'S FAILURE TO SATISFY STANDARDS FOR CONTINUED LISTING ON AMEX COULD RESULT IN AMEX DELISTING.

              On April 25, 2006,  Galaxy received a notice of failure to satisfy
              Section  1003(a)(iv)  of  the  American  Stock  Exchange  ("AMEX")
              Company Guide for continued listing on AMEX. Such notice was a result of the recent losses that Galaxy has sustained, as well as its significant working capital deficiency. Galaxy submitted a business plan to AMEX on May 12, 2006, in which it advised AMEX of actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) of the Company Guide by July 24, 2006. The Company received notice from AMEX on July 12, 2006 that, although it is not now in compliance, the business plan submitted by Galaxy on May 12, 2005 "makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards" of the Exchange. AMEX has given Galaxy an extension until July 24, 2006 to implement portions of the business plan sufficient to convince AMEX that, in fact, it has regained compliance with AMEX's continued listing requirements. If Galaxy should be unable to implement its plan successfully by July 24, 2006 and if AMEX should refuse to grant an extension, AMEX could proceed to delist Galaxy's common stock.

              There were no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2005.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              On April 25, 2006, Galaxy sold three-year warrants that allow the holders to purchase 865,383 shares of common stock at $1.60 per share (the "Warrants") in conjunction with its sale of $4,500,000 principal amount of Subordinated Convertible Debentures. A holder of a Warrant is not permitted to exercise the warrant for a number of shares of common stock greater than the number that would cause the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holder to exceed 4.99% of Galaxy's then outstanding common stock. Both the number of Warrants and the exercise price of the Warrants are subject to anti-dilution adjustments in the event of certain stock splits, stock combinations and other similar transactions.

              Based upon the sophistication and financial condition of the investors, Galaxy relied upon the exemptions from registration under the Securities Act of 1933 contained in Section 4(2) of the Securities and/or Rule 506 of Regulation D promulgated under the Securities Act for the offer and sale of the Debentures and Warrants.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

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

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      10.14 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (9)
--------------------------------------------------------------------------------
      10.15 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (9)
--------------------------------------------------------------------------------
      10.16 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
      10.17        Form of Note (9)
--------------------------------------------------------------------------------
      10.18        Form of Common Stock Purchase Warrant (9)
--------------------------------------------------------------------------------
      10.19 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
      10.20        Subordination Agreement (9)
--------------------------------------------------------------------------------
      10.21 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (10)
--------------------------------------------------------------------------------
      10.22        Second Amendment to Participation Agreement dated May 24,
                   2005 (11)
--------------------------------------------------------------------------------
      10.23 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (12)
--------------------------------------------------------------------------------
      10.24        Form of Note (12)
--------------------------------------------------------------------------------
      10.25        Form of Qualifying Issuance Warrants (12)
--------------------------------------------------------------------------------
      10.26        Form of Repurchase Warrants (12)
--------------------------------------------------------------------------------
      10.27        Form of Registration Rights Agreement (12)
--------------------------------------------------------------------------------
      10.28 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (12)
--------------------------------------------------------------------------------
      10.29        Form of Mortgage Amendment (12)
--------------------------------------------------------------------------------
      10.30        Form of Waiver and Amendment to 2004 Notes and Warrants (13)
--------------------------------------------------------------------------------
      10.31        Form of Waiver and Amendment to March 2005 Notes and Warrants
                   (12)
--------------------------------------------------------------------------------
      10.32        Form of Conveyances of Overriding Royalty Interests (12)
--------------------------------------------------------------------------------
      10.33        Form of March 2005 Subordination Agreement (12)
--------------------------------------------------------------------------------
      10.34        Second Amendment to Lease Acquisition and Development
                   Agreement (14)
--------------------------------------------------------------------------------
      10.35        Third Amendment to Participation Agreement dated October 4,
                   2005 (15)
--------------------------------------------------------------------------------
      10.36 Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (16)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      10.37        Securities Purchase Agreement dated April 25, 2006 between
                   Galaxy Energy Corporation and the Buyers named therein (17)
--------------------------------------------------------------------------------
      10.38        Form of Debenture (17)
--------------------------------------------------------------------------------
      10.39        Form of Warrant (17)
--------------------------------------------------------------------------------
      10.40        Form of Subordination Agreement (17)
--------------------------------------------------------------------------------
      10.41        Securities Purchase Agreement dated June 20, 2006 between
                   Galaxy Energy Corporation and the Buyers named therein (18)
--------------------------------------------------------------------------------
      10.42        Waiver and Agreement dated July 7, 2006 between Galaxy Energy
                   Corporation and the investors named therein (19)
--------------------------------------------------------------------------------
      16.1         Letter from Wheeler Wasoff, P.C. (7)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Executive Officer
--------------------------------------------------------------------------------
      32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Financial Officer
--------------------------------------------------------------------------------

----------------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(4) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(10) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(11) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form 8-K dated March 1, 2005, filed May 26, 2005.

(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(13) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(14) Incorporated by reference to the exhibits to amendment no. 3 to the registrant's current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(15) Incorporated by reference to the exhibits to amendment no. 4 to the registrant's current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(16) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(17) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(18) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(19) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GALAXY ENERGY CORPORATION


July 17, 2006                     By: /s/ CHRISTOPHER S. HARDESTY
                                     -------------------------------------------
                                            Christopher S. Hardesty
                                            Chief Financial Officer