Form 10-Q
period 2006-08-31
GALAXY ENERGY CORP
filed 2006-10-16
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2006

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           76,425,943 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 AUGUST 31, 2006

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                   Unaudited

                                                                    August 31, 2006        November 30, 2005
                                                                      (unaudited)
                                     ASSETS
Current assets
      Cash and cash equivalents                                   $          166,599     $         1,328,469
      Accounts receivable, joint interest                                  2,804,244                 776,881
      Accounts receivable, other                                             169,723                 510,196
      Prepaid and other                                                      209,901                 167,513
                                                                  -------------------    --------------------
           Total Current Assets                                            3,350,467               2,783,059
                                                                  -------------------    --------------------

Oil and gas properties, at cost, full cost method of accounting
      Evaluated oil and gas properties                                    10,066,449               9,991,629
      Unevaluated oil and gas properties                                  43,295,633              41,464,395
      Less accumulated depletion, amortization and impairment             (8,686,812)             (7,097,299)
                                                                  -------------------    --------------------
                                                                          44,675,270              44,358,725
                                                                  -------------------    --------------------

Furniture and equipment, net                                                 140,743                 194,877
                                                                  -------------------    --------------------
Other assets
      Deferred financing costs, net                                          613,013                 721,024
      Restricted investments                                                 459,783                 379,782
      Other                                                                   18,003                  21,910
                                                                  -------------------    --------------------
                                                                           1,090,799               1,122,716
                                                                  -------------------    --------------------
TOTAL ASSETS                                                      $       49,257,279     $        48,459,377
                                                                  ===================    ====================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
      Accounts payable and accrued expenses                       $        5,554,065     $         1,880,290
      Accounts payable  - related party                                       78,910                  99,078
      Current portion convertible notes payable, net                       4,601,343               5,041,524
      Notes payable                                                        2,049,728               2,049,728
      Interest payable                                                       594,691                 402,884
                                                                  -------------------    --------------------
                                                                          12,878,737               9,473,504
                                                                  -------------------    --------------------
Non-current obligations
      Convertible notes payable, net                                      19,488,613              10,392,434
      Interest Payable                                                     1,916,124                 744,833
      Asset retirement obligation                                          1,255,788               1,242,967
                                                                  -------------------    --------------------
           Total Non-current obligations                                  22,660,525              12,380,234
                                                                  -------------------    --------------------
Stockholders' equity
      Preferred stock, $001 par value                                            -                       -
           Authorized - 25,000,000 shares
           Issued - none
      Common stock, $.001 par value
           Authorized - 400,000,000 shares
           Issued and outstanding - 76,425,943 shares and
           68,668,029 shares                                                  76,426                  68,668
      Capital in excess of par value                                      69,081,963              64,073,382
      Deficit accumulated during the development stage                   (55,440,372)            (37,536,410)
                                                                  -------------------    --------------------
           Total Stockholders' Equity                                     13,718,017              26,605,640
                                                                  -------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       49,257,279     $        48,459,378
                                                                  ===================    ====================


   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                              Three Months Ended August 31,
                                                                2006                    2005
Revenue
       Natural gas sales                                $         281,559       $         323,313
                                                        ------------------------------------------
                                                                  281,559                 323,313
                                                        ------------------------------------------
Operating expenses
       Lease operating expense                                    189,493                 377,435
       General and administrative                               1,172,301                 906,760
       Impairment of oil and gas properties                     1,031,160                     -
       Depreciation and amortization                              318,379                 160,258
                                                        ------------------------------------------
                                                                2,711,333               1,444,453
                                                        ------------------------------------------
Other income (expense)
       Interest                                                     3,283                  37,087
       Interest and financing costs                            (3,970,113)             (2,745,696)
                                                        ------------------------------------------
                                                               (3,966,830)             (2,708,609)
                                                        ------------------------------------------

Net Loss                                                $      (6,396,604)      $      (3,829,749)
                                                        ==========================================

Net loss per common share - basic & diluted             $           (0.09)      $           (0.06)
                                                        ==========================================

Weighed average number of common
       shares outstanding                                      70,536,771              64,226,363
                                                        ==========================================


   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                                From Inception
                                                           Nine Months Ended August 31,       (June 18, 2002) to
                                                               2006               2005          August 31, 2006
Revenue
     Natural gas sales                                  $      955,895     $      682,589      $     2,375,544
     Gain on disposition of oil and gas property                   -              197,676              197,676
     Operating revenue                                             -                  -                 46,625
                                                        -------------------------------------------------------
                                                               955,895            880,265            2,619,845
                                                        -------------------------------------------------------
Operating expenses
     Lease operating expense                                   590,311            753,845            1,614,626
     General and administrative                              3,652,158          3,410,135           15,724,679
     Impairment of oil and gas properties                    1,031,160                -              6,370,724
     Depreciation and amortization                             680,707            334,153            2,644,856
                                                        -------------------------------------------------------
                                                             5,954,336          4,498,133           26,354,885
                                                        -------------------------------------------------------
Other income (expense)
     Interest                                                   12,588            117,570              227,275
     Interest and financing costs                          (12,918,109)        (7,255,702)         (31,932,607)
                                                        -------------------------------------------------------
                                                           (12,905,521)        (7,138,132)         (31,705,332)
                                                        -------------------------------------------------------

Net Loss                                                $  (17,903,962)    $  (10,756,000)     $   (55,440,372)
                                                        =======================================================

Net loss per common share - basic & diluted             $        (0.26)    $        (0.17)     $         (1.09)
                                                        =======================================================

Weighed average number of common
     shares outstanding                                     69,290,943         62,012,402           50,890,117
                                                        =======================================================


   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                                      Period from
                                                                                                       Inception
                                                                   Nine months ended August 31,    (June 18, 2002) to
                                                                      2006              2005        August 31, 2006
Cash flows from operating activities
Net loss                                                        $  (17,903,962)   $  (10,756,000)   $  (55,440,372)
Adjustments to reconcile net loss to net
cash used by operating activities
     Stock for services                                                    -                 -             264,600
     Compensation expense on vested options                            999,660           125,353         1,201,318
     Stock for services - related                                          -                 -              90,000
     Stock for interest                                                 45,913         1,831,353         2,679,444
     Discount on shares issued upon conversion of
        interest and debt                                              346,083           699,943         1,420,511
     Gain on sale of oil and gas asset                                     -                 -            (197,676)
     Oil and gas properties for services                                   -                 -             732,687
     Stock for debt - related                                              -                 -             233,204
     Amortization of discount on convertible debentures              8,586,741         3,759,600        14,334,069
     Amortization of deferred financing costs                          262,985               -           1,812,870
     Write-off of discount and deferred financing costs
        reissue                                                            -                 -           2,162,597
     Write-off of discount and deferred financing costs
        upon conversion                                                    -                 -           2,979,404
     Depreciation, depletion and amortization expense                  680,707           334,152         2,639,855
     Impairment of oil and gas properties                            1,031,160               -           6,370,724
     Other                                                                 -                 -              11,178
Changes in assets and liabilities
        Accounts payable - trade                                     3,025,023           361,948         3,396,802
        Accounts payable - related                                      (3,259)          (29,209)           95,820
        Interest payable                                             1,363,098           250,028         2,510,816
        Accounts receivable, prepaids and other current assets      (1,729,279)         (264,610)       (3,177,962)
        Other                                                            2,643               -             (20,205)
                                                                ---------------------------------------------------
Net cash used by operating activities                               (3,292,487)       (3,687,442)      (15,900,316)
                                                                ---------------------------------------------------
Cash flows from investing activities
     Additions to oil and gas properties
                                                                    (2,817,603)      (18,090,556)      (44,097,018)
     Operator fee recoveries                                         1,506,394               -           1,506,394
     Purchase of furniture and equipment                                  (232)         (129,626)         (279,409)
     Short term investments                                                           (2,800,000)
     Purchase surety bonds                                             (80,000)          (95,033)         (459,783)
     Proceeds from sale of oil and gas asset                               -                 -             240,000
     Advance to affiliate                                                  -                 -             (60,000)
     Cash received upon recapitalization and merger                        -                 -               4,234
                                                                ---------------------------------------------------

Net cash used by investing activities                               (1,391,441)      (21,115,215)      (43,145,582)
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



                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                                      Period from
                                                                                                       Inception
                                                                   Nine months ended August 31,    (June 18, 2002) to
                                                                      2006              2005        August 31, 2006

Cash flows from financing activities
     Proceeds from sale of common stock                                    -                 -          17,905,300
     Proceeds from sale of convertible notes payable                 7,000,000        17,695,000        44,695,000
     Proceeds from sale of convertible debentures                          -                 -           5,040,000
     Debt and stock offering costs                                    (127,700)         (942,169)       (3,980,569)
     Payment of convertible notes payable                           (3,333,333)       (1,155,746)       (4,769,780)
     Payment of note payable                                               -            (324,767)         (550,272)
     Payment of note payable - related                                 (16,909)          (15,946)         (146,487)
     Proceeds from exercise of warrants                                    -             992,306         1,019,306
     Retricted cash                                                        -                 -                 -
                                                                ---------------------------------------------------
Net cash provided by financing activities                            3,522,058        16,248,678        59,212,498
                                                                ---------------------------------------------------

Net increase (decrease) in cash                                     (1,161,870)       (8,553,979)          166,599

CASH, BEGINNING OF PERIOD                                            1,328,469        10,513,847               -
                                                                ---------------------------------------------------
CASH, END OF PERIOD                                             $      166,599    $    1,959,868    $      166,599
                                                                ===================================================
Supplemental schedule of cash flow information
     Cash paid for interest and financing costs                 $    2,238,288    $      596,038    $    3,951,481
                                                                ===================================================

Supplemental disclosures of non-cash investing and
financing activities
     Debt incurred for oil and gas properties                   $          -      $          -      $    3,646,000
                                                                ===================================================
     Stock issued for services                                  $          -      $          -      $      354,600
                                                                ===================================================
     Stock issued for interest and debt                         $    3,076,780    $    5,675,607    $   12,007,069
                                                                ===================================================
     Stock issued for convertible debt                          $          -      $          -      $    5,640,000
                                                                ===================================================
     Warrants issued for financing costs                        $       27,274    $        8,874    $    1,685,850
                                                                ===================================================
     Discount on convertible debt issued                        $      566,540    $    6,509,702    $   14,883,629
                                                                ===================================================
     Conversion of interest to debt                             $          -      $          -      $       11,178
                                                                ===================================================
     Stock issued for subsidiary - related                      $          -      $          -      $     (202,232)
                                                                ===================================================
     Stock issued for oil and gas properties                    $          -      $          -      $    9,146,800
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

         The results of operations for the nine months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

         LIQUIDITY

         During the nine months ended August 31, 2006, the Company incurred a net loss of $17,903,962 and used cash for operating activities of $3,292,487. During the nine months ended August 31, 2006, the Company's working capital deficit increased to $9,528,270 from $6,690,445, while its cash balance decreased to $166,599 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In April 2006 and June 2006 the Company completed two financings with institutional and other accredited investors for the placement of Subordinated Convertible Notes in the amounts of $4,500,000 and $2,500,000, respectively. On July 7, 2006, the Company and the holders of its senior secured convertible notes issued in 2004 and 2005 entered into a Waiver and Agreement, which among other provisions, enabled the Company to defer making the scheduled August 2006 and September 2006 installment payments on the 2004 Notes until October 2, 2006, unless earlier converted by the holders. As of August 31, 2006, the holders had converted amounts in excess of the scheduled August and September payments thereby eliminating the need to make those payments in cash. On July 31, 2006, the Company entered into a non-binding letter of intent with a related party to acquire the Company's undivided 25% working interest in the Garfield County, Colorado, project known as Rifle Creek. The acquisition is subject to the buyer obtaining acceptable financing and other normal terms and conditions. See also
         Note 7 - Subsequent Events for additional information regarding the sale. Additionally, we have engaged a property broker to commence the evaluation and planning for additional property sales. However, the Company's continued operation is contingent

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations.

         The Company is considering several options for raising additional capital to fund its 2006 operational budget such as debt and equity offerings, asset sales, the farm-out of some of the Company's acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell an asset to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset. Additionally, as substantially all of the Company's assets are pledged as collateral for the senior secured convertible notes issued in 2004 and 2005, the proceeds from an asset sale transaction would likely be applied first to repayment of that debt, thereby reducing the amount available to the Company for other needs.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. During the year ended November 30, 2005, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount. As of August 31, 2006, based on current natural gas prices of $5.51 per mcf, the full cost pool exceeded the above-described ceiling by $1,031,160. Therefore, impairment expense of $1,031,160 was recorded during the nine months ended August 31, 2006.

         Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above. During the year ended November 30, 2005, the Company recognized properties with a carrying value of $5,055,320 as being impaired and reclassified those costs from unevaluated properties to evaluated properties and added those costs to the full cost pool amortization base. No impairment or reclassification of costs was recognized during the nine months ended August 31, 2006.

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

         The Company has, through acquisition and drilling, acquired working interests in 240 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at August 31, 2006. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the lives of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. During the nine months ended August 31, 2006, the Company revised the credit adjusted risk free interest rate to more accurately reflect its borrowing rate, resulting in a change to the estimated obligation previously recorded.

         The information below reflects the change in the ARO during the nine months ended August 31,

                                                   2006              2005
            Balance beginning of period        $1,242,967          $713,073

              Change in estimate                 (106,878)                -
              Liabilities incurred                 52,975           187,216
              Liabilities settled                                         -
              Accretion                            66,724            13,419
                                               -----------         --------
            Balance end of period              $1,255,788          $913,708
                                               ===========         =========

         SHARE BASED COMPENSATION

         Galaxy has followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, through November 30, 2005, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, Galaxy has recognized compensation expense in the financial statements for awards granted to consultants, which must be re-measured each period under the mark-to-market. Galaxy had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," through disclosure only.

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

         As of August 31, 2006, options to purchase an aggregate of 4,715,000 shares of the Company's common stock were outstanding. These options were granted during 2006, 2005, and 2004, to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $3.51 per share. The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date. Stock-based employee compensation and stock-based non-employee compensation costs were $990,660 before tax for the nine months ending August 31, 2006. These amounts were charged to operations as compensation expense. Stock-based non-employee

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         compensation expense granted to consultants of the Company of $125,353 was charged to operations during the nine months ended August 31, 2005.

         Galaxy had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months ended August 31, 2005 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

         ----------------------------------------------------------------------------------------------------
         Net loss:                                               Three Months Ended         Nine Months Ended
         ----------------------------------------------------------------------------------------------------
                                                                   August 31, 2005           August 31, 2005
         ----------------------------------------------------------------------------------------------------
              As reported                                              $(3,829,749)             $(10,756,000)
         ----------------------------------------------------------------------------------------------------
              Add: Stock-based compensation included in
              net loss                                                      41,754                   125,353
         ----------------------------------------------------------------------------------------------------
              Less: Stock-based compensation determined
              under the fair value based method
                                                                          (262,277)                 (786,830)
         ----------------------------------------------------------------------------------------------------
              Pro forma                                                $(4,050,272)             $(11,417,477)
         ----------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------
         Net loss per common share:
         ----------------------------------------------------------------------------------------------------
              As reported                                                   $(0.06)                   $(0.17)
         ----------------------------------------------------------------------------------------------------
              Pro forma                                                     $(0.06)                   $(0.18)
         ----------------------------------------------------------------------------------------------------

         The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. Galaxy granted 240,000 and 925,000 options to purchase common stock during the nine months ended August 31, 2006 and 2005 respectively. The fair values of options granted during 2006 and 2005 were calculated using the following weighted-average assumptions:

         -----------------------------------------------------------------------
                                                    Nine months ended August 31
         -----------------------------------------------------------------------
                                                       2006             2005
         -----------------------------------------------------------------------
         Expected dividend yield                          --               --
         -----------------------------------------------------------------------
         Expected price volatility                    68.33%          69%-71%
         -----------------------------------------------------------------------
         Risk free interest rate                       4.50%             3.5%
         -----------------------------------------------------------------------
         Expected term of options (in years)         5 years     5--6.5 years
         -----------------------------------------------------------------------

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

         In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE ("EITF 05-08"). The EITF consensus noted that for the purpose of applying SFAS No. 109, ACCOUNTING FOR INCOME TAXES, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. We have adopted the guidance in EITF 05-08 for our quarter ending May 31, 2006. The adoption of EITF 05-08 has not had a material impact on our consolidated financial statements

         In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 2004, March 2005 and May 2005 Convertible Notes, and April 2006 and June 2006 Convertible Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

         In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing December 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

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

         United States Cost Center

         In 2003, the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004, the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells, and commenced limited production of natural gas in the Powder River Basin. During 2005, exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced, and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. In addition, the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, and evaluating and planning for an exploratory drilling program, which commenced during the nine months ended August 31, 2006. On July 31, 2006, the Company entered into a non-binding letter of intent with a related party to acquire the Company's undivided 25% working interest in the Garfield County, Colorado, project known as Rifle Creek. The acquisition is subject to the buyer obtaining acceptable financing and other normal terms and conditions. See also Note 7 - Subsequent Events for additional information regarding the sale. Additionally, the Company has engaged a property broker to commence the evaluation and planning for additional property sales.

         Germany Cost Center

         In March 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement, the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. In December 2005, the Company commenced drilling the initial test well on the permit. The well, in which the Company has a carried interest, was completed in January 2006. In July 2006, the Company completed the testing of the four primary zones of interest in the Glantal-1 well and no significant natural gas flows were encountered. The wellbore was plugged and abandoned in August 2006. The Company and its joint venture partners are evaluating further operations on the permit, which could include a seismic program and additional exploratory drilling. The Company's balance sheet reflects no capitalized oil and gas costs related to the Germany cost center.

         Romania Cost Center

         In May 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an affiliated company whose President is a significant shareholder of the Company (the
         "Farmee") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement calls for the assignment of the Concession to the Farmee; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by the Farmee. In addition, the Farmee will pay Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The first test well on the property, in which the Company has a carried interest, has been completed. Based upon results of the drilling operations, the partners in the project have determined to commence completion and testing operations. As of August 31, 2006, the Company and its partners are planning the completion program for the Romanian well. Capitalized costs related to the Romania cost center as of August 31, 2006 are not significant.


NOTE 4 - NOTES PAYABLE

         In connection with the acquisition of certain oil and gas properties in January 2004, the Company issued a promissory note in the amount of $2,600,000.

         On July 17, 2006, the outstanding principal balance of the note was $2,049,728. The Company has paid the noteholder a fee of $75,000 and increased the rate of interest accruing on the note from 8% to 12%, effective April 1, 2006. In exchange, the noteholder agreed to defer further payments until December 1, 2006, at which time principal and accrued interest will be due. See also Note 7 - Subsequent Events, for additional information regarding the note.


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

         On December 1, 2005, the Company and the holders of the 2004 Notes entered into an agreement, that among other things, lowered the conversion price of the Notes to $1.25 per share, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt

         Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes and as additional paid in capital. During the nine months ended August 31, 2006, the Company recorded amortization of the discount in the amount of $6,141,464 as interest expense.

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

         o    The  ability  of  the  holders  to  convert  up  to  $5,000,000 in principal amount of the 2004 Notes, plus related interest, at their option as a "Company Alternative Conversion" under the notes through September 30, 2006, with the amounts converted to be applied first to the August 2006 installment payment, second to the September 2006 installment payment, and then to those installments nearest to the maturity date of the 2004 Notes; and

         o The waiver of the Company's right to prepay any part of the 2004 or 2005 Notes.

         During July and August the holders converted a total of $3,076,780 of principal and accrued interest into 7,757,914 shares of the Company's common stock, in accordance with the terms of the Waiver and Agreement.


         MARCH 2005 NOTES

         In March 2005, the Company completed a private offering of Senior Subordinated Convertible Notes and Warrants to a group of accredited investors. Gross proceeds from the offering were $7,695,000. The Notes pay interest at the prime rate plus 6.75% per annum, mature April 30, 2007, are subordinated to Galaxy's secured debt and existing senior debt, and are convertible into 4,093,085 shares of common stock based on a conversion price of $1.88 per share beginning September 1, 2005. Note purchasers received warrants to purchase 1,637,235 shares of the Company's common stock at an exercise price of $1.88 per share, for a period of three years. Principal and interest on the Notes are payable upon maturity.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In connection with the December 1, 2005 agreement entered into with the holders of the 2004 Notes, as discussed above, the terms of the March 2005 Notes were also amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital. During the nine months ended August 31, 2006, the Company recorded amortization of the discount in the amount of $1,781,432 as interest expense.

         MAY 2005 NOTES

         In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The Notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The Notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the Notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a reduction of the Company's undeveloped oil and gas properties full cost pool and as a discount to the Notes. The discount will be amortized over the five-year term of the Notes. Amortization of the discount of $594,592is included in interest expense for the nine months ended August 31, 2006.

         On December 1, 2005, the Company and the holders of the May 2005 Notes entered into an agreement, that lowered the conversion price of the Notes to $1.25 per share in connection with the debt restructuring discussed above.

         APRIL 2006 DEBENTURES

         In April 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to a group of accredited investors. Gross proceeds from the offering were $4,500,000. The Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company's senior debt has been retired, and are subordinated to Galaxy's secured debt and existing senior debt. The Debentures are convertible into 2,884,615 shares of common stock based on a conversion price of $1.56 per share. Debenture purchasers received warrants to purchase 865,383 shares of the Company's common stock at an exercise price of $1.60 per share, for a period of five years. Principal and interest on the Debentures are payable upon maturity.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years. The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $55,456 is included in interest expense for the nine-month period ended August 31, 2006.


         JUNE 2006 DEBENTURES

         In June 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to an accredited investor. Gross proceeds from the offering were $2,500,000. The Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company's senior debt has been retired, and are subordinated to Galaxy's secured debt and existing senior debt. The Debentures are convertible into 1,602,564 shares of common stock based on a conversion price of $1.56 per share. The Debenture purchaser received warrants to purchase 480,769 shares of the Company's common stock at an exercise price of $1.60 per share, for a period of five years. Principal and interest on the Debentures are payable upon maturity.

         The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years. The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $13,435 is included in interest expense for the three and nine-month periods ended August 31, 2006

         We have evaluated the embedded conversion feature in the 2004, the March 2005, and the May 2005 Notes, and the April 2006 and the June 2006 Debentures and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). Included in the evaluation is the conclusion the Notes and Debentures meet the definition of "conventional convertible instrument" and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19. Further we have evaluated the detachable warrants related to the 2004 and the March 2005 Notes and the April 2006 and the June 2006 Debentures, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity. We have also evaluated the freestanding registration rights agreements attached to the Notes and Debentures and have concluded they do meet the definition of derivative instruments under SFAS 133. The fair value of the derivative liabilities has been determined to not be significant based on a probability- weighted, discounted cash flow evaluation of its terms.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At August 31, 2006 and November 30, 2005, convertible notes and debentures consist of the following:

                                                       August 31, 2006       November 30, 2005
             2004 Notes                               $     6,135,799        $     12,500,000
               Less unamortized discount                   (1,534,456)             (7,675,920)
             March 2005 Notes                               7,695,000               7,695,000
               Less unamortized discount                   (1,761,999)             (3,543,431)
             May 2005 Notes                                10,000,000              10,000,000
               Less unamortized discount                   (2,946,738)             (3,541,691)
             April 2006 Debentures                          4,500,000                       -
             Less unamortized discount                       (340,531)                      -
             June 2006 Debentures                           2,500,000                       -
             Less unamortized discount                       (157,119)                      -
                                                    -------------------------------------------
                                                           24,089,955              15,433,958
             Less current portion, net                     (4,601,343)             (5,041,524)
                                                    -------------------------------------------
             Long term portion, net                   $    19,488,613        $     10,392,434
                                                    ===========================================

         Total unamortized discount on all Notes and Debentures at August 31, 2006, in the amount of $6,740,843 will be amortized and recorded as interest expense over the remaining terms of the respective debt instruments. Total principal payments due in the next twelve months are $6,135,799. If the Company's common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.


NOTE 6 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At August 31, 2006, and November 30, 2005, options to purchase 1,785,000 and 2,025,000 shares, respectively, were available to be granted pursuant to the stock option plan.

         On January 4, 2006, the Company granted each of the Company's outside directors options to purchase 60,000 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant. On September 1, 2006, the Company amended the terms of the options previously granted to two directors who retired from the Board of Directors during the period. The amendment revised the term so that the options will not expire 30 days after the termination of services, but instead will expire according to their original expiration dates and will continue to vest according to their origiinal vesting schedules.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         A summary of option activity under the Plan as of August 31, 2006 and changes during the nine months then ended is presented below:

                                                                                 Weighted Avg
                                           Number of        Weighted Avg          Remaining            Aggregate
                                            Shares         Exercise Price      Contractual Term     Intrinsic Value
         Options outstanding -
         December 1, 2005                   4,475,000      $       2.15
         Granted during period                240,000      $       1.19
         Exercised during period                   -                  -
         Forfeited during period                   -                  -
         Expired during period                     -                  -
                                          ------------
         Options outstanding -
         August 31, 2006                    4,715,000      $       2.10                  7.86       $     6,513,354
                                          ===========================================================================
         Exercisable at August 31,
         2006                               2,627,500      $       2.09                  7.88       $     5,492,825
                                          ===========================================================================

         The weighted average grant date fair value of options granted during the nine months ended August 31, 2006 was $0.72 per share. There have been no options exercised under the terms of the Plan.

         As of  August  31,  2006,  there is  $2,797,406  of total  unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of shares vested during the nine months ended August 31, 2006 and 2005 was $999,660 and $125,353, respectively.


NOTE 7 - SUBSEQUENT EVENTS

         On September 28, 2006, the Company executed a subordinated unsecured promissory note for $2,500,000 in favor of a related party. Interest accrues at the rate of 8% per annum and the note matures on the later of January 26, 2007 or the time at which the Company's senior indebtedness has been paid in full. In connection with the loan, the Company and the lender executed a subordination agreement with the holders of the senior indebtedness. The funds will be used to support the Company's ongoing operations until alternative financing can be arranged.

         Also on September 28, 2006, the Company renegotiated its prior letter of intent with a related party for the purchase of the Company's interest in the natural gas properties in the Piceance Basin of Colorado. The new letter of intent revised the purchase price from $50 million to $40 million and is subject to the buyer obtaining acceptable financing and other normal terms and conditions. Dependent upon the amount of financing raised by the buyer, up to 25% of the purchase price may be paid in common stock of the buyer.

         In October 2006, the Note Payable of $2,049,728 was acquired from the existing noteholder by the Bruner Family Trust UTD March 28, 2005, a related party. The note together with accrued interest is due in full on December 1, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under "Risk Factors" in our Annual Report on Form 10-K):

    o    the prices for oil and gas;
    o    expected capital expenditures and cash flow for the remainder of 2006;
    o plans to raise external financing to repay debt and finance a portion of 2006 activities;
    o    planned exploration, drilling and completion activities;
    o the costs and results of dewatering operations, including drilling water disposal wells;
    o    the availability of financing on acceptable terms; and
    o    the impact of governmental regulation.

         During the nine months ended August 31, 2006, we incurred a net loss of $17,903,962 and used cash for operating activities of $3,292,487. During the same period, our working capital deficit increased to $9,528,270 from $6,690,445 at November 30, 2005, and our cash balance decreased to $166,599 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about our ability to continue as a going concern. Our continued operation is contingent upon our ability to raise additional capital, and ultimately attaining profitability from our oil and gas operations.

         On April 26, 2006 and June 20, 2006, we closed on $4.5 million and $2.5 million, respectively, in financing through the private placement of Subordinated Convertible Debentures with institutional and other accredited investors.

         On September 28, 2006 we executed a subordinated unsecured promissory note for $2,500,000 in favor of the Bruner Family Trust UTD March 28, 2005, a related party. Interest accrues at the rate of 8% per annum and the note matures on the later of January 26, 2007 or the time at which our senior indebtedness has been paid in full. In connection with the loan, the lender and we executed a subordination agreement with the holders of the senior indebtedness. The funds will be used to support our ongoing operations until additional financing can be arranged.

         On April 25, 2006, we received a notice of failure to satisfy Section 1003(a)(iv) of the American Stock Exchange ("AMEX") Company Guide for continued listing on AMEX. Such notice was a result of the losses that we have sustained, as well as our significant working capital deficiency. We submitted a business plan to AMEX on May 12, 2006, in which it advised AMEX of actions we have taken, or would take, that, we believe, would bring us into compliance with Section 1003(a)(iv) of the Company Guide by July 24, 2006. We received a letter from the AMEX on August 3, 2006, stating that we had resolved the continued listing deficiency referenced in the AMEX letter dated April 25, 2006.

        As an important facet of our business plan submitted to the AMEX, we have determined to investigate the possibility of selling certain of our properties. On July 31, 2006, we entered into a non-binding letter of intent with Exxel Energy Corp, a related party (TSXV Symbol: EXX), for Exxel's wholly-owned subsidiary, Exxel Energy USA Inc., to pay $50 million (US) to acquire Galaxy's undivided 25% working interest in the Garfield County, Colorado, project known as Rifle Creek. (The purchase price was subsequently reduced to $40 million, up to 25% of which may be paid with shares of Exxel's common stock rather than cash.) Exxel USA owns the other 75% working interest in Rifle Creek. The project currently consists of a total of approximately 6,000 net acres, including three producing wells. Additionally, we have engaged a property broker to commence the evaluation and planning for additional property sales. In addition, we are considering several options for raising additional capital to fund our 2006 and 2007 operational budget such as debt and equity offerings, and the farm-out of some of our acreage and other similar type transactions. There is no assurance that financing will be available to us on favorable terms, or at all, or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to our stockholders. If we are forced to sell an asset to meet our current liquidity needs, we may not realize the full market value of the asset and the sales price could be less than our carrying value of the asset. Additionally, as substantially all of our assets are pledged as collateral for the senior secured convertible notes issued in 2004 and 2005, the proceeds from an asset sale transaction would likely be applied first to repayment of that debt, thereby reducing the amount available to us for other needs.

         We spent fiscal years 2003, 2004 and 2005 obtaining oil and gas properties in the Powder River Basin of Wyoming and Montana and the Piceance Basin of Colorado and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines. During this period, we also built our corporate infrastructure and made the investing public aware of our presence.

         Our tasks now are to establish reserves on the properties we decide to retain and to place those properties into production. As of September 13, 2006, we had interests in 165 completed wells (23 of which were delivering natural gas into sales pipelines), 73 wells in various stages of completion and 8 water disposal wells. We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing approximately 850 mcf per day. As our coalbed methane wells in the Powder River Basin continue to dewater and increase their production of natural gas, we expect to generate significantly more revenues in the coming months. We anticipate that these revenues, while significantly larger than in fiscal 2004 and 2005, will not be sufficient to fund completely our planned operations and commitments. Accordingly, we will continue to raise funds from external sources, such as the sale of assets, and equity and/or debt securities.

UNEVALUATED OIL AND GAS PROPERTIES

         We have incurred significant costs for the lease acquisition, drilling, completion, and construction of gathering systems and facilities to enable us to evaluate the reserve potential of our unevaluated oil and gas properties. We continue to incur costs related to the de-watering process of certain of these projects as well as ongoing delay and surface rentals and other prospect costs. These costs, which are classified as unevaluated oil and gas properties on our balance sheet, were capitalized in accordance with the full cost rules. The following table summarizes unevaluated oil and gas property costs as of August 31, 2006:

-------------------------------------------------------------------------------------------------------------------
                                                                    DRILLING, COMPLETION,
                                                                     FACILITIES AND OTHER        TOTAL CAPITALIZED
    PROSPECT                                ACQUISITION COST              WELL COSTS                 COSTS - NET
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
POWER RIVER BASIN
-------------------------------------------------------------------------------------------------------------------
Pipeline Ridge                              $     2,041,640           $    10,385,288            $    12,426,928
-------------------------------------------------------------------------------------------------------------------
Leiter/Ucross                                     4,165,000                 6,628,037                 10,793,037
-------------------------------------------------------------------------------------------------------------------
Buffalo Run                                       4,950,527                   286,376                  5,236,903
-------------------------------------------------------------------------------------------------------------------
Kirby                                               776,250                 1,288,976                  2,065,226
-------------------------------------------------------------------------------------------------------------------
Horse Hill                                        1,033,204                   243,772                  1,276,976
-------------------------------------------------------------------------------------------------------------------
Dutch Creek                                       1,872,967                         -                  1,872,967
-------------------------------------------------------------------------------------------------------------------
Beaver Creek                                        563,099                         -                    563,099
-------------------------------------------------------------------------------------------------------------------
All Others                                          168,971                         -                    168,971
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
PICEANCE BASIN
-------------------------------------------------------------------------------------------------------------------
Rifle Creek                                       7,022,099                   123,237                  7,145,336
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
EAST TEXAS                                          473,265                         -                    473,265
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Asset Retirement Obligation
and Other                                         1,272,925                         -                  1,272,925
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
TOTAL                                       $    24,339,947           $    18,955,686            $    43,295,633
-------------------------------------------------------------------------------------------------------------------

         We have thoroughly evaluated each of the prospects and have determined that based upon the stage of development of the projects, our leasehold position and our geological interpretations, each prospect meets the requirements for continued capitalization and classification as exploratory in accordance with the full cost rules and FASB Staff Position No. FAS 19-1, "Accounting for Suspended Well Costs." We will periodically reevaluate all prospects to ensure each continues to meet those requirements.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005. During the three months ended August 31, 2006, we recorded natural gas sales volumes of 51,719 mcf compared to 61,895 mcf in the same period in 2005. The decrease in gas volumes in 2006 reflects our decision to shut in one of our two producing fields due to uneconomic conditions. We recorded $281,559 ($5.44/mcf) of natural gas sales and $189,493 ($3.66/mcf) of lease operating and production tax expense on the sales volumes for the quarter ending August 2006, compared to natural gas sales of $323,313 ($5.22/mcf) and lease operating and production tax expense of $377,435 ($6.10/mcf) during the same period in 2005. Lower operating costs in 2006 reflect cost savings measures initiated in the period, coupled with the lack of workover and other remedial operations that were ongoing in 2005. Depreciation, depletion and amortization ("DD&A") expenses associated with the gas sales were $201,517 ($3.90 /mcf) during the quarter ending August 31, 2006, compared with $113,268 ($1.83/mcf) of DD&A expenses during the same period of 2005.

         We recorded interest income earned on cash deposits in commercial banks of $3,283 during the quarter ending August 31, 2006, compared to $37,087 during the same period in 2005. The decrease in interest income reflects lower cash balances on deposit as we utilized the cash for operational activities during the year.

         For the quarters ended August 31, 2006 and 2005, we recorded general and administrative costs of $1,172,301 and $906,760, respectively, as summarized below.

--------------------------------------------------------------------------------
                                                 Three months ended August 31
--------------------------------------------------------------------------------
                                                   2006                 2005
--------------------------------------------------------------------------------
Professional and consulting                 $      42,869          $    63,072
--------------------------------------------------------------------------------
Salaries and benefits                             233,717              320,123
--------------------------------------------------------------------------------
Investor relations                                238,783              150,549
--------------------------------------------------------------------------------
Legal                                             112,373               78,032
--------------------------------------------------------------------------------
Travel & entertainment                             34,690               70,534
--------------------------------------------------------------------------------
Office lease and expenses                          61,557               56,487
--------------------------------------------------------------------------------
Audit and accounting                               31,166               35,548
--------------------------------------------------------------------------------
Director fees                                      57,774               46,500
--------------------------------------------------------------------------------
Prospect generation, maintenance and
presentation                                        6,345                6,099
--------------------------------------------------------------------------------
Insurance and other                                37,620                38,032
--------------------------------------------------------------------------------
Stock Based compensation                          315,407               41,785
--------------------------------------------------------------------------------
                                            $   1,172,301          $   906,761
--------------------------------------------------------------------------------

    o Professional and consulting fees decrease reflects the termination of the consulting agreement with the founder of the Company effective March 1, 2006.
    o Salaries and benefits decreased in 2006, notwithstanding the reclassification of consultants discussed above, as a result of staff reductions in the 2006 period compared to the 2005 period.
    o Increased investor relations expense in 2006 reflects costs associated with preparation and distribution of our annual report and the annual general meeting incurred during the 3rd quarter of 2006 versus the 2nd quarter of 2005.
    o Increased legal fees in 2006 primarily reflects costs associated with the preparation and filing of our Registration Statement and the Waiver and Amendment negotiated with our primary lender.
    o Lower travel and entertainment costs in 2006 reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.
    o Increase in director fees in 2006 reflect one additional outside director versus 2005.
    o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         We recorded $318,379 of DD&A expenses in the quarter ending August 31, 2006 compared to $160,258 in the previous year's quarter. The increase in 2006 versus 2005 primarily reflects higher DD&A rates on natural gas production as discussed above. As a result of lower natural gas prices at August 31, 2006, we recorded an impairment expense of $1,031,160, representing the excess of the capitalized costs over the ceiling as calculated in accordance with the full cost rules.

         We recorded interest and financing costs of $3,970,113 in the quarter ending August 31, 2006 compared to $2,745,696 in the previous year's period. The table below summarizes interest and financing costs for the three months ended August 31:

--------------------------------------------------------------------------------
                                                     2006              2005
--------------------------------------------------------------------------------
Interest on outstanding debt                     $ 1,324,744        $ 1,190,648
--------------------------------------------------------------------------------
Amortization of discount                           2,251,447          1,034,970
--------------------------------------------------------------------------------
Amortization of deferred finance costs                47,839            246,156
--------------------------------------------------------------------------------
Discount on shares issued upon conversion of
principal and interest at below market rates         346,083            273,922
--------------------------------------------------------------------------------
Fees paid to extend note                                                      -
--------------------------------------------------------------------------------
                                     Total       $ 3,970,113        $ 2,745,696
--------------------------------------------------------------------------------

         NINE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 2005. During the nine months ended August 31, 2006, we recorded natural gas sales volumes of 161,501 mcf compared to 131,895 mcf in the same period in 2005. We recorded $955,895 ($5.92/mcf) of natural gas sales and $590,311($3.66/mcf) of lease operating and production tax expense on the sales volumes for the nine months ending August 2006, compared to natural gas sales of $682,589 ($5.18/mcf) and lease operating and production tax expense of $753,8450 ($5.72/mcf) during the same period in 2005. DD&A expenses associated with the gas sales were $523,263 or $3.24 /mcf during the nine months ended August 31, 2006, compared with $241,368 ($1.83/mcf) of DD&A expenses during the same period of 2005.

         We recorded interest income earned on cash deposits in commercial banks of $12,588 during the nine months ending August 31, 2006 compared to $117,570 during the same period in 2005. The decrease in interest income reflects lower cash balances on deposit as we utilized the cash for operational activities during the year.

         For the nine-month periods ended August 31, 2006 and 2005, we recorded general and administrative costs of $3,652,158 and $3,410,135, respectively, as summarized below.

------------------------------------------------------------------------------------------------------
                                                                      Nine Months ended August 31
------------------------------------------------------------------------------------------------------
                                                                  2006                     2005
------------------------------------------------------------------------------------------------------
Professional and consulting                                 $       189,182           $      349,343
------------------------------------------------------------------------------------------------------
Salaries and benefits                                               714,912                  834,840
------------------------------------------------------------------------------------------------------
Investor relations                                                  659,103                  543,051
------------------------------------------------------------------------------------------------------
Legal                                                               290,092                  409,130
------------------------------------------------------------------------------------------------------
Travel & entertainment                                               97,769                  374,728
------------------------------------------------------------------------------------------------------
Office lease and expenses                                           173,234                  213,038
------------------------------------------------------------------------------------------------------
Audit and accounting                                                227,580                  162,946
------------------------------------------------------------------------------------------------------
Director fees                                                       165,774                  139,500
------------------------------------------------------------------------------------------------------
Prospect generation, maintenance and presentation                    24,301                  157,677
------------------------------------------------------------------------------------------------------
Insurance and other                                                 110,551                  100,529
------------------------------------------------------------------------------------------------------
Stock Based compensation                                            999,660                  125,353
------------------------------------------------------------------------------------------------------
                                                            $     3,652,158           $    3,410,135
------------------------------------------------------------------------------------------------------

    o Professional and consulting fees decrease reflects reclassification of certain former consultants to full time employee status in 2006, and the termination of the consulting agreement with the founder of the Company effective March 1, 2006.
    o Salaries and benefits decreased in 2006, notwithstanding the reclassification of consultants discussed above, as a result of staff reductions in the 2006 period compared to the 2005 period.
    o Increased investor relations costs reflect the utilization of additional shareholder relations professionals in 2006, the costs of the February 2006 special shareholders meeting and the higher costs of costs of preparing and distributing the 2006 annual report to shareholders.
    o Lower legal fees in 2006 reflect less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when we were entering into new ventures in the Piceance Basin, Germany and Romania.
    o Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.
    o Lower office expenses in 2006 reflect the closing of our Miami, Florida office in fiscal 2005.
    o Increased audit and accounting expenses in 2006 primarily reflect additional fees paid for outsourced accounting services necessary to accommodate the increase in oil and gas operational activity, together with higher audit fees required to review such activity.
    o Increase in director fees in 2006 reflect one additional outside director versus 2005.
    o Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact we successfully marketed our German and Romanian projects in 2005 and had no such activity in 2006.
    o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         We recorded $680,707 of DD&A expenses in the nine months ended August 31, 2006 compared to $334,153 in the previous year's period. The increase in 2006 versus 2005 primarily reflects DD&A on natural gas production as discussed above. As a result of lower natural gas prices at August 31, 2006, we recorded an impairment expense of $1,031,160 representing the excess of the capitalized costs over the ceiling as calculated in accordance with the full cost rules.

         We recorded interest and financing costs of $12,918,109 in the nine months ending August 31, 2006 compared to $7,255,702 in the previous year's period. The table below summarizes interest and financing costs for the nine months ended August 31:

--------------------------------------------------------------------------------
                                                        2006             2005
--------------------------------------------------------------------------------
Interest on outstanding debt                        $ 3,647,299      $ 2,796,163
--------------------------------------------------------------------------------
Amortization of discount                              8,586,741        2,916,393
--------------------------------------------------------------------------------
Amortization of deferred finance costs                  262,986          843,204
--------------------------------------------------------------------------------
Discount on shares issued upon conversion of
principal and interest at below market rates            346,083          699,942
--------------------------------------------------------------------------------
Fees paid to extend note                                 75,000                -
--------------------------------------------------------------------------------
                                        Total       $12,918,109      $ 7,255,702
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $850,500 through the period ended November 30, 2002, net proceeds of $6,151,278 for the year ended November 30, 2003, net proceeds of $33,059,822 for the fiscal year ended November 30, 2004, net proceeds of $17,745,137 for the fiscal year ended November 30, 2005 and net proceeds of $6,872,300 for the nine months ended August 31, 2006.

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

         On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the "March 2005 Notes") to a group of accredited investors to fund our entry into our Piceance Basin project. The March 2005 Notes are payable on April 30, 2007 (but are subordinated in payment to the 2004 and May 2005 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share. March 2005 Note purchasers received three-year warrants (the "2005 Warrants"), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.

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

         On December 1, 2005, we entered into a Waiver and Amendment Agreement with the holders of the 2004 Notes and the holders of the 2005 Notes. Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005. The Third Amendment set the working interest between Exxel and us at 75%/25%, consistent with the original intent of the parties. As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for Galaxy having paid about 50% of the land cost to get the project started.

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

         On April 25, 2006 and June 20, 2006, we closed on $4.5 million and $2.5 million, respectively, in financing through the private placement of Subordinated Convertible Debentures with institutional and other accredited investors. The Debentures are subordinated to our previous senior financings, have a 30-month maturity, which will extend under the terms of the financing until all of our senior debt has been retired, accrue interest at 15% per annum and are payable at maturity. In the event the Debentures are retired at maturity, the holders are entitled to an additional payment equal to the sum of 25% plus .75% for each month (or part thereof) in excess of 30 months that the Debentures have remained outstanding. The

Debentures are convertible into 4,487,180 shares of common stock based on a conversion price of $1.56 per share. In addition purchasers of the Debentures received five-year warrants that allow the holders to purchase 1,346,152 shares of common stock at $1.60 per share.

         On July 7, 2006, we and the holders of our senior secured convertible notes issued in 2004 and 2005 entered into a Waiver and Agreement. Galaxy had notified the holders of the 2004 Notes of an Equity Liquidity Test Failure on July 3, 2006, as defined in its agreements with the holders, triggering the holders' right to make an early repayment election in the aggregate amount of $1,217,929. In the Waiver and Agreement, Galaxy and the holders agreed to the following:

    o The waiver of the holders' right to make an early repayment election as a result of the July 2006 Equity Liquidity Test Failure and any Equity Liquidity Test Failure as of August 1, 2006 and/or September 1, 2006;
    o The deferral of the August 2006 and September 2006 installment payments on the 2004 Notes until October 2, 2006, unless earlier converted by the holders;
    o The ability of the holders to convert up to $5,000,000 in principal amount of the 2004 Notes, plus related interest, at their option as a "Company Alternative Conversion" under the Notes through September 30, 2006, with the amounts converted to be applied first to the August 2006 installment payment, second to the September 2006 installment payment, and then to those installments nearest to the maturity date of the 2004 Notes; and
    o    The waiver of Galaxy's right to prepay any part of the 2004 or 2005
         Notes.

         As of September 29, 2006, the holders have converted $4,723,269 in principal amount of the 2004 Notes, leaving a balance due on the Notes of $4,453,397. A principal payment of $833,333 was paid on October 2, 2006 and additional payments of that amount are due on the first of each month until the Notes are paid in full.

         On July 31, 2006, we entered into a non-binding letter of intent with Exxel Energy Corp. (TSXV Symbol: EXX), a related party, for Exxel's wholly-owned subsidiary, Exxel Energy USA Inc., to pay $50 million (US) to acquire Galaxy's undivided 25% working interest in the Garfield County, Colorado, project known as Rifle Creek. (This purchase price was revised to $40 million in a new letter of intent executed on September 28, 2006.) Exxel USA owns the other 75% working interest in Rifle Creek. The project currently consists of a total of approximately 6,000 net acres, including three producing wells. Additionally, we have engaged a property broker to commence the evaluation and planning for additional property sales. The successful completion of one or more of these property sales will provide us with additional working capital.

         On September 28, 2006, we executed a subordinated unsecured promissory note for $2,500,000 in favor of a related party. Interest accrues at the rate of 8% per annum and the note matures on the later of January 26, 2007 or the time at which our senior indebtedness has been paid in full. In connection with the loan, we and the lender executed a subordination agreement with the holders of the senior indebtedness. The funds will be used to support our ongoing operations until alternative financing can be arranged

         OPERATING AND INVESTING ACTIVITIES. Our financing activities described above have provided sufficient cash for our operating and investing activities. From inception through August 31, 2006, we used $15,900,316 for operating activities and $43,145,582 for investing activities. Of those amounts $3,292,487 was spent on operating activities and $1,391,441 was spent on investing activities during the nine-month period then ended. Those investing activities were primarily additions to oil and gas properties in the Powder River and Piceance Basins. We had $166,599 of cash at August 31, 2006. In comparison, we expended $24,802,657 for operating and investing activities during the nine months ended August 31, 2005, and had $1,959,868 of cash at August 31, 2005.

         WORKING CAPITAL DEFICIENCY. At August 31, 2006, we had a working capital deficiency of $9,528,270, compared to a working capital deficiency of $6,690,445 at November 30, 2005. Included in current liabilities at August 31, 2006 is the current portion of convertible notes payable of $4,601,343 and related accrued interest of $414,463. We may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. For the year ended November 30, 2005, we made total principal and interest payments on the 2004 Notes of $10,152,666 and interest only payments on the May 2005 Notes of $457,689. Of those amounts, we paid $8,685,009 using shares of common stock and $1,925,346 was paid in cash.

         Although we have resolved the American Stock Exchange continued listing deficiency, we are currently unable to pay principal and interest due on our convertible notes through the issuance of our common stock beyond the $5 million allowed by the July 7, 2006 Agreement discussed above. However, we may in the future, subject to certain conditions, be able to continue to make payment of these amounts due on the convertible notes in shares of common stock rather than cash. Once we are able to make such payments again in our common stock, we will closely monitor the trading volume and price of our common stock throughout the remaining life of the convertible debentures to determine the optimum repayment mix of cash and common stock.

         At August 31, 2006, we had recorded natural gas sales from 37 wells in the Powder River Basin and one well in the Piceance basin. We have also commenced water production, a pre-cursor to natural gas production in CBM projects from an additional 49 wells in the Powder River Basin. If successful, we anticipate gas sales from this program by the end of 2006. Management believes that natural gas production from these wells will generate revenues sufficient to allow more of our debt payments to be made in cash.

        Management believes these transactions are an indication of our ability to generate additional capital to meet our obligations during the next year. However, our drilling program for the coming year will require additional capital and will require us to raise additional funds by selling equity securities, issuing debt, selling assets, or engaging in farm-outs or similar types of arrangements. Any financing obtained through the sale of our equity will likely result in additional dilution to our stockholders. If we are forced to sell assets to meet our operating and capital requirements, we may not realize the full market value of the assets and the sales price could be less than our carrying value of the assets. Additionally, as substantially all of our assets are pledged as collateral for the senior secured convertible notes issued in 2004 and 2005, the proceeds from an asset sale transaction would likely be applied first to repayment of that debt, thereby reducing the amount available to us for other needs.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of August 31, 2006.

----------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------
                                                                                                               MORE
                                                              LESS THAN 1                                     THAN 5
       CONTRACTUAL OBLIGATIONS (1)<F1>          TOTAL            YEAR          1-3 YEARS       3-5 YEARS       YEARS
----------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
Senior Secured Notes Payable  (2)<F2>
   Principal                                 $16,135,799     $ 6,135,799     $         -      $10,000,000       $-
   Interest                                    6,489,860       1,967,257       3,104,247        1,418,356        -
Senior Subordinated Notes Payable (3)<F3>
    Principal
    Interest                                  14,695,000               -      14,695,000                -        -
Notes payable and accrued interest             5,062,881               -       5,062,881                -        -
                                               2,303,457       2,303,457               -                -        -
----------------------------------------------------------------------------------------------------------------------
Office, Equipment Leases & Other                 414,210         125,287         216,460           72,463        -
----------------------------------------------------------------------------------------------------------------------
TOTAL                                        $45,101,207     $10,531,800     $23,078,588      $11,490,819       $-
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

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through August 31, 2006, and 15.5% thereafter.

(3)<F3> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through August 31, 2006, and 15% thereafter. Although the stated maturity dates of these Notes fall within the 1-3 Year category, these Notes are subordinated in payment to the 2004 and May 2005 Notes.

PLAN OF OPERATION

         POWDER RIVER BASIN. We will continue to operate and dewater our wells in the Powder River Basin. As our financial resources allow, we will continue to add the necessary infrastructure and water handling facilities to bring more of our completed wells into production. If it proves economic to do so, we will continue to drill wells on our Powder River Basin acreage so as to add to our natural gas production capability. During the nine months ended August 31, 2006, we have spent a total of $1,832,821 on capital additions in the Powder River Basin.

         PICEANCE BASIN. During 2006, we have drilled four wells in the Piceance Basin of Colorado.

         Our first well, the Biscuit Ranch 10-31D well, in which we have a 25% working interest, was spudded on January 25, 2006. The well was drilled to a target depth of 9,250 feet and all completed zones within the overall interval from 7294' to 8462' have now been commingled, 2-3/8" production tubing has been installed, fracture treatment fluids have been partially recovered and gas coming from the well has been flared. We plan additional completion operations and to continue to flow the well to complete the clean up in the coming months.

         Our second well in the Piceance Basin, the Mulvihill 15-32D well, in which we will have an 18.75 to 25% working interest, depending upon a participation election by an unrelated operator, was drilled to a depth of 10,010 feet within the planned drilling time of 27 days. The first stage hydraulic fracture treatment has been completed within the overall interval from 8514' to 8818' and approximately 40% of the treatment fluids have been recovered. We are planning a second stage hydraulic fracture treatment uphole from the first stage intervals.

         After reaching total depth of 9373', our third well in the basin, the Purkey Ranch 13-31B, experienced hole cave-in problems in its shallow intervals and we were unable to complete the well. The well has been temporarily abandoned and we and our partner are evaluating whether to attempt to sidetrack the hole or to replace it.

         Our fourth well, the BR03-03B well, was successfully drilled to total depth of 9107' and production casing has been set. We are awaiting the results of the Mulvihill testing to develop a completion plan for this well.

         During the nine months ended August 31, 2006, we have spent a total of $1,629,631 on capital additions in the Piceance Basin and have recovered from our partner a total of $1,506,394 in management fees, which have been credited against capital expenditures in the basin.

         In addition, we have varying working interests in several non-operated wells, including one producing well and two wells that are in the completion phase and one well in the completion and evaluation phase.

         Our partner in the Piceance Basin, Exxel Energy Corp. (a related party), paid 100% of the costs of the project until total costs of lease acquisition and drilling operations reached approximately $28 million. That expenditure level was achieved in early July 2006 and we are paying our proportionate 25% share of all ongoing costs in the project.

         On July 31, 2006, we entered into a non-binding letter of intent with Exxel to pay $50 million to acquire our undivided 25% working interest in the Garfield County, Colorado, project known as Rifle Creek. On September 28, 2006, we and Exxel executed a new letter of intent revising the purchase price from $50 million to $40 million. Closing the transaction is subject to the buyer obtaining acceptable financing and other normal terms and conditions. Dependent upon the amount of financing raised by the buyer, up to 25% of the purchase price may be paid in common stock of the buyer.

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. We recorded a ceiling write down during the year ended November 30, 2005 in the amount of $5,273,795 representing the excess of capitalized costs over the ceiling amount. We recorded impairment expense of $1,031,160 during the nine months ended August 31, 2006.

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

         REVENUE RECOGNITION. We derive our revenue primarily from the sale of produced natural gas and crude oil. We report revenue gross for the amounts received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. We makes estimates of the amount of production delivered to purchasers and the prices it will receive. We use our knowledge of our properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received. A majority of our sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and gas industry.

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

         STOCK BASED COMPENSATION. Options granted to employees, directors and consultants under our stock option plan are accounted for in accordance with SFAS 123R, which we adopted on December 1, 2005.

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

        In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO ISSUE NO. 00-19 ("EITF 05-04") pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 2004, March 2005 and May 2005 Convertible Notes and our April 2006 and June 2006 Convertible Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

        In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in the interim periods and disclosure. FIN 48 is effective for our fiscal year commencing December 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended August 31, 2006, we issued 7,757,914 shares of common stock upon the conversion of principal and interest due under convertible notes. No underwriters were used in these stock transactions. We relied upon the exemption from registration contained in Rule 506 for the sales of shares, as all of the purchasers were accredited investors.

         On June 20, 2006, Galaxy sold five-year warrants that allow the holders to purchase 480,769 shares of common stock at $1.60 per share (the "Warrants") in conjunction with its sale of $4,500,000 principal amount of Subordinated Convertible Debentures. A holder of a Warrant is not permitted to exercise the warrant for a number of shares of common stock greater than the number that would cause the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holder to exceed 4.99% of Galaxy's then outstanding common stock. Both the number of Warrants and the exercise price of the Warrants are subject to anti-dilution adjustments in the event of certain stock splits, stock combinations and other similar transactions. Based upon the sophistication and financial condition of the investors, Galaxy relied upon the exemptions from registration under the Securities Act of 1933 contained in Section 4(2) of the Securities and/or Rule 506 of Regulation D promulgated under the Securities Act for the offer and sale of the Debentures and Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held August 16, 2006, the following matters were voted upon:

         ----------------------------------------------------------------------------------------------------
                                                                                                 ABSTENTIONS
                                                                                                     AND
                                                                               VOTES             BROKER NON-
          MATTER VOTED UPON                                  VOTES FOR        AGAINST               VOTES
          ----------------------------------------------------------------------------------------------------
          Election of directors
          ----------------------------------------------------------------------------------------------------
             o     Marc E. Bruner                           40,400,690        2,721,057                -
          ----------------------------------------------------------------------------------------------------
             o     Cecil Gritz                              42,791,324          330,423                -
          ----------------------------------------------------------------------------------------------------
             o     James Edwards                            42,416,745          705,002                -
          ----------------------------------------------------------------------------------------------------
             o     Robert Thomas Fetters, Jr.               42,792,290          329,457                -
          ----------------------------------------------------------------------------------------------------


         ----------------------------------------------------------------------------------------------------
                                                                                                 ABSTENTIONS
                                                                                                     AND
                                                                               VOTES             BROKER NON-
          MATTER VOTED UPON                                  VOTES FOR        AGAINST               VOTES
          ----------------------------------------------------------------------------------------------------
             o     Thomas Rollins                           42,787,024          334,723                -
          ----------------------------------------------------------------------------------------------------
             o     Nathan Collins                           42,795,590          326,157                -
          ----------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
      3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
      3.2         Articles of Amendment to Articles of Incorporation (2)(7)
--------------------------------------------------------------------------------
      3.3         Bylaws (1)
--------------------------------------------------------------------------------
     10.1         2003 Stock Option Plan (2)
--------------------------------------------------------------------------------
     10.2 Purchase and Sale Agreement by and between Continental Industries, LC and DAR, LLC and Galaxy Energy Corporation dated January 14, 2004 (3)
--------------------------------------------------------------------------------
     10.3 Strategic Consulting Agreement Between Brian Hughes and Dolphin Energy Corporation (4)
--------------------------------------------------------------------------------
     10.4 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
     10.5         Form of Initial Note (5)
--------------------------------------------------------------------------------
     10.6         Form of Conditional Note (5)
--------------------------------------------------------------------------------
     10.7         Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
     10.8 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (5)
--------------------------------------------------------------------------------
     10.9 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (5)
--------------------------------------------------------------------------------
     10.10 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (5)
--------------------------------------------------------------------------------
     10.11        Form of Mortgage (5)
--------------------------------------------------------------------------------
     10.12 Purchase and Sale Agreement by and among Tower Colombia Corporation, North Finn, LLC and American Oil & Gas, Inc., as Sellers and Dolphin Energy Corporation, as Buyer dated July 15, 2004 (6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
     10.13 Coal Bed Methane Participation Agreement dated November 2, 2004 between Dolphin Energy Corporation and Horizon Gas, Inc.
                  (8)
--------------------------------------------------------------------------------
     10.14 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (9)
--------------------------------------------------------------------------------
     10.15 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (9)
--------------------------------------------------------------------------------
     10.16 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
     10.17        Form of Note (9)
--------------------------------------------------------------------------------
     10.18        Form of Common Stock Purchase Warrant (9)
--------------------------------------------------------------------------------
     10.19 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (9)
--------------------------------------------------------------------------------
     10.20        Subordination Agreement (9)
--------------------------------------------------------------------------------
     10.21 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (10)
--------------------------------------------------------------------------------
     10.22        Second Amendment to Participation Agreement dated May 24, 2005
                  (11)
--------------------------------------------------------------------------------
     10.23 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (12)
--------------------------------------------------------------------------------
     10.24        Form of Note (12)
--------------------------------------------------------------------------------
     10.25        Form of Qualifying Issuance Warrants (12)
--------------------------------------------------------------------------------
     10.26        Form of Repurchase Warrants (12)
--------------------------------------------------------------------------------
     10.27        Form of Registration Rights Agreement (12)
--------------------------------------------------------------------------------
     10.28 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (12)
--------------------------------------------------------------------------------
     10.29        Form of Mortgage Amendment (12)
--------------------------------------------------------------------------------
     10.30        Form of Waiver and Amendment to 2004 Notes and Warrants (13)
--------------------------------------------------------------------------------
     10.31        Form of Waiver and Amendment to March 2005 Notes and Warrants
                  (12)
--------------------------------------------------------------------------------
     10.32        Form of Conveyances of Overriding Royalty Interests (12)
--------------------------------------------------------------------------------
     10.33        Form of March 2005 Subordination Agreement (12)
--------------------------------------------------------------------------------
     10.34        Second Amendment to Lease Acquisition and Development
                  Agreement (14)
--------------------------------------------------------------------------------
     10.35        Third Amendment to Participation Agreement dated October 4,
                  2005 (15)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
     10.36        Waiver and Amendment dated December 1, 2005 between Galaxy
                  Energy Corporation and the investors named therein (16)
--------------------------------------------------------------------------------
     10.37        Securities Purchase Agreement dated April 25, 2006 between
                  Galaxy Energy Corporation and the Buyers named therein (17)
--------------------------------------------------------------------------------
     10.38        Form of Debenture (17)
--------------------------------------------------------------------------------
     10.39        Form of Warrant (17)
--------------------------------------------------------------------------------
     10.40        Form of Subordination Agreement (17)
--------------------------------------------------------------------------------
     10.41        Securities Purchase Agreement dated June 20, 2006 between
                  Galaxy Energy Corporation and the Buyers named therein (18)
--------------------------------------------------------------------------------
     10.42        Waiver and Agreement dated July 7, 2006 between Galaxy Energy
                  Corporation and the investors named therein (19)
--------------------------------------------------------------------------------
     10.43        Subordinated Unsecured Promissory Note dated September 28,
                  2006 to Bruner Family Trust UTD March 28, 2005 (20)
--------------------------------------------------------------------------------
     10.44        Subordination Agreement dated September 28, 2006 (20)
--------------------------------------------------------------------------------
     16.1         Letter from Wheeler Wasoff, P.C. (7)
--------------------------------------------------------------------------------
      21          Subsidiaries of the registrant (2)
--------------------------------------------------------------------------------
     31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
     31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
     32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                  Chief Executive Officer
--------------------------------------------------------------------------------
     32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                  Chief Financial Officer
--------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(3) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 14, 2004, filed January 20, 2004, file number 0-32237.
(4) Incorporated by reference to the exhibits to post-effective amendment no. 1 to the registrant's registration statement on Form SB-2, filed August 2, 2004, file number 333-110053
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 30, 2004, filed October 5, 2004, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 2, 2004, filed November 4, 2004, file number 0-32237.

(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4,
         2005, file number 0-32237.
(10) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(11) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form 8-K dated March 1, 2005, filed
         May 26, 2005.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(13) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(14) Incorporated by reference to the exhibits to amendment no. 3 to the registrant's current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(15) Incorporated by reference to the exhibits to amendment no. 4 to the registrant's current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(16) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(17) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(18) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(19) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(20) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GALAXY ENERGY CORPORATION


October 16, 2006                       By: /s/ CHRISTOPHER S. HARDESTY
                                          --------------------------------------
                                            Christopher S. Hardesty
                                            Chief Financial Officer