Form 10-K
period 2006-11-30
GALAXY ENERGY CORP
filed 2007-03-15
CIK 1132784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  [ ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $48,095,185.60 AS OF MAY 31, 2006

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 83,661,968 AS OF JANUARY 31, 2007

Documents incorporated by reference:  NONE

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

         MMCF. Million cubic feet

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

                                     PART I

ITEM 1.  BUSINESS.

         We are an independent oil and gas company engaged in lease acquisition, exploration, development and production of natural gas. We conduct exploration activities to locate natural gas and crude petroleum through two wholly-owned subsidiaries, Dolphin Energy Corporation and Pannonian International, Ltd. As we commence production of these products, they will be sold to purchasers in the immediate area where the products are produced. Our operations are focused in the following core operating areas in the United States:

     o   THE PICEANCE BASIN OF WESTERN COLORADO.  We are in the process of drilling our first wells in the basin. Our leasehold locations are located in close proximity to natural gas pipelines and the roads needed for efficient development. As of March 1, 2007 we had interests in three producing wells and five wells in various stages of completion in the basin. During 2006 we drilled, as operator, four wells in the basin, one of which has been completed and is awaiting a pipeline connection, one of which has been partially completed, one on which completion work has not been commenced, and one of which was abandoned after encountering technical difficulties during the drilling phase. Each of the four operated wells was drilled in accordance with a participation agreement with our partner, Exxel Energy Corp.("Exxel"), a related party, under which Exxel paid the first $14 million of operational expenditures and paid us a management fee for operating the project. In August 2006 Exxel reached the $14 million expenditure point and we began to pay our proportionate 25% share of costs incurred thereafter.

     o THE POWDER RIVER BASIN LOCATED IN WYOMING AND MONTANA. Over the last few years we have acquired leasehold interests in and are developing five different coal bed methane ("CBM") project areas in the basin. As of March 1, 2007 we had interests in 173 completed wells, 57 wells in various stages of completion and eight water disposal wells. Of the completed wells, 22 are currently producing natural gas, 54 are still dewatering, a precursor to the production of natural gas, and the remainder are shut-in pending future infrastructure development work. We have entered into an agreement to sell our interests in the Powder River Basin to PetroHunter Energy Corporation ("PetroHunter"), a Maryland corporation and a related party, subject to PetroHunter receiving financing to complete the transaction.

         We also have interests in early stage natural gas projects in Europe, where we are being carried by our partners in the initial wells being drilled in following projects:

     o NEUES BERGLAND EXPLORATION PERMIT IN GERMANY. This is a 149,000-acre leaseholding near Kusel, in southwest Germany. Drilling on the first test well on the property reached total depth in late January 2006. Production casing was set, and testing operations were conducted from several zones of interest in the well. Based on results obtained, the joint venture group decided to plug and abandon this first well and undertake a seismic program to help identify priority areas on the prospect for further drilling. Our interest in this project could drop to 24%, depending upon the outcome of the future drilling program.

     o JIU VALLEY OF ROMANIA. This is a 21,500-acre coal bed methane project. The initial test well in this project finished drilling in September 2005. The core analyses and preliminary desorption measurements in the field indicated the potential presence of coal bed methane in multiple horizons, but gave no indication at the time of the potential gas production rates or recoverable reserves to be expected. Based on gas shows during the drilling of the well and the core information, the partners in the project determined to commence completion and testing operations. A fracture stimulation treatment has been completed in the lower zones penetrated, and testing for potential gas production is underway. Our partner in this play is Falcon Oil & Gas Ltd., a related party.

         We also hold leases on 1,560 undeveloped net acres in Texas. These leases cover six identified prospects in Rusk and Nacogdoches counties. We do not currently have the financial resources to drill these properties. Leases covering this acreage expire from June 2007 to December 2007. Discussions have been underway to farm out or sell these leases.

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

PICEANCE BASIN

         The Piceance Basin is located in northwestern Colorado. This 6,000-square mile, basin straddles Interstate 70 in Garfield and Mesa counties and extends northward into Rio Blanco county and south into Gunnison and Delta counties. The Piceance is a basin-centered gas play that may contain as much as 200 to 300-plus trillion cubic feet of gas resource in place according to a report published in OIL AND GAS INVESTOR in August 2005. The primary focus of the companies drilling in the basin is a 1,700 to 2,400-foot thick, gas-bearing section in the Williams Fork section of the Mesaverde formation. This section usually occurs at depths ranging from 4,500 to 8,500 feet in the basin. There are also other Mesaverde sandstone layers below the Williams Fork, which range down to about 9,000 feet that are productive in the basin.

         We entered the Piceance Basin in March of 2005. In conjunction with Exxel Energy Corp., a related party, which is our partner in the project, as of March 1, 2007 we controlled approximately 6,000 net acres (1,500 net to Galaxy) in the Piceance Basin. Under our agreement with Exxel, we will hold 25% of the available working interest in the wells that we drill in the basin, and Exxel will hold the remaining 75% of available working interest. We currently have gas production and sales from the Clough RWF 14-13, a well drilled and operated by an unrelated oil and gas company, in which we acquired a 5.66% working interest after the well was drilled and completed, and from two additional wells in which we participated for a 0.33203% working interest, Trant 32A & 42A, drilled and operated by another unrelated oil and gas company. We also participated for an 8.33% working interest in a well, operated by a third unrelated oil and gas company, which has been completed and is pending further operations and availability of a gas sales pipeline. In addition, we have completed, along with our partner Exxel, drilling four new wells and commencing four more as part of a planned continuous drilling program in the basin. We own a 25% working interest in each of these new wells.

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

            The extraction of coal bed methane involves pumping water from the coal seam aquifer in order to release the water pressure that is trapping the gas in the coal. Methane travels with the ground water being pumped from the coal by a well drilled and equipped with a water pump that is completed in a coal seam that contains methane. Since methane has very low solubility in water, it separates from the water in the well before the water enters the pump. Instead of dewatering the coal seam, the goal is to decrease the hydrostatic pressure above the coal seam. Water moving from the coal seam to the well bore encourages gas migration toward the producing well. As this water pressure is released, the gas will rise and is separated from the water and can be piped away. New coal bed methane wells often produce water for six to twelve months, and in some cases for longer periods and then, as the water production decreases, natural gas production increases as the coal seams de-water.

            Our Wyoming properties in the Powder River Basin consist of about 43,600 net acres in four project areas in Sheridan, Johnson and Campbell counties, plus working interests in a total of 212 coal bed methane wells in various stages of completion and production and 8 water disposal wells. All leases were acquired and all wells were either acquired or drilled by us in the period from December 2003 through November 2006.

            Our Montana properties in the Powder River Basin consist of about 26,250 net acres in two project areas in Big Horn, Custer, Powder River and Rosebud counties, plus working interests in 18 non-operated wells in various stages of completion and production.

PROPOSED SALE TO PETROHUNTER ENERGY CORPORATION

         On December 29, 2006, we entered into a Purchase and Sale Agreement (the "PSA") with PetroHunter Energy Corporation ("PetroHunter") and its wholly owned subsidiary, PetroHunter Operating Company, a related party. Pursuant to the PSA, we agreed to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

         Marc A. Bruner, who is our largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter. Marc A. Bruner is the father of Marc E. Bruner, our President, Chief Executive Officer and a director. Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of PetroHunter.

         The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share.

         Closing of the transaction is subject to approval by our secured note holders, approval of all matters in its discretion by our Board of Directors, PetroHunter obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by March 31, 2007.

         As required under the PSA, PetroHunter made an initial earnest money payment of $2.0 million in January 2007. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to PetroHunter, and shall be an unsecured subordinated debt of our company, which is payable only after repayment of our senior indebtedness.

         PetroHunter became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by PetroHunter as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

         MAB Resources LLC, a Delaware limited liability company controlled by Marc A. Bruner, has orally agreed to guarantee our performance under the PSA (including but not limited to all their obligations under the Note), and has orally agreed to reimburse PetroHunter for certain losses and damages which might be incurred as a result of those parties entering into the PSA. We expect that a written agreement will be entered into by the parties prior to closing.

GERMANY

         We, through our wholly-owned subsidiary, Pannonian International, hold a 30% working interest in the 149,000-acre Neues Bergland Exploration Permit near Kusel, Germany. Pannonian is the operator of a four-company joint venture group and will act as the operator for the first three wells in phases 1 and 2. Drilling on the first test well on the property reached total depth in late January 2006. Production casing was set, and testing operations were conducted from several zones of interest in the well. Based on results obtained, the joint venture group decided to plug and abandon this first well and undertake a seismic program to help identify priority areas on the prospect for further drilling. Our interest in this project could drop to 24%, depending upon the outcome of the future drilling program.

ROMANIA

         We, through our wholly-owned subsidiary, Pannonian International, hold a 25% working interest in a concession in the Jiu Valley Coal Basin in Romania, which was obtained by Pannonian prior to our acquisition of that company in 2003. Of the total concession area, 13,715 acres are underlain by total coal bed thicknesses greater than 5 meters and are currently considered to be prospective for coal bed methane. The prospective acreage contains up to 18 coal seams with a cumulative thickness up to 50 meters at depths of 300 to 1,000 meters and the main target seam averages 22 meters in thickness. The first test well on the property has been completed. The core analyses and preliminary desorption measurements in the field indicated the potential presence of coal bed methane in multiple horizons, but gave no indication at the time of the potential gas production rates or recoverable reserves to be expected. Based on gas shows during the drilling of the well and the core information, the partners in the project determined to commence completion and testing operations. A fracture stimulation treatment has been completed in the lower zones penetrated, and testing for potential gas production is underway. Our partner in the project is Falcon Oil & Gas Ltd., a related party.

EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         During the fiscal years ended November 30, 2006, 2005 and 2004, we incurred $4,145,611, $18,164,329, and $34,029,772, respectively, in identifying and acquiring petroleum and natural gas leases and prospect rights, and for exploration costs.

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

EMPLOYEES

         As of November 30, 2006, we had a total of seven full time employees and one part-time employee. None of our employees is covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE GENERATED ONLY VERY LIMITED REVENUES. WE HAVE INCURRED SIGNIFICANT LOSSES AND WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. THE REPORT ON OUR FINANCIAL STATEMENTS CONTAINS A PARAGRAPH RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We are a development stage oil and gas company and have earned very limited production revenue. We have generated proved resources on only a few of our properties and those properties are proposed to be sold. Our principal activities have been raising capital through the sale of our securities and identifying and evaluating potential oil and gas properties.

         The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2006, includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. From inception to November 30, 2006, we have an accumulated deficit of $63,699,517. For the 2007 fiscal year, while we do expect increasing operating cash flow, we do not expect our operations to generate sufficient cash flows to provide working capital for our ongoing overhead, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop any prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

OUR SHORT-TERM CASH COMMITMENTS REQUIRE US TO SELL A SIGNIFICANT PORTION OF OUR ASSETS, WHICH LEAVES US WITH FEWER ASSETS TO DEVELOP FOR OUR FUTURE GROWTH.

         At November 30, 2006, our working capital deficit was $19,868,880. As of December 1, 2006, we had contractual obligations due by November 30, 2007 totaling $24,328,706. To meet these obligations and working capital needs, we have entered into a PSA with PetroHunter a related party. Pursuant to the PSA, we agreed to sell all of our Powder River Basin Assets. The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share. There are significant contingencies in connection with this proposed sale, including the ability of PetroHunter to raise the funds required to complete this transaction.

         If this proposed sale is not completed, we will be forced to find another buyer and suitable terms for a sale of the property. If we cannot find another buyer and suitable terms for a sale, we may be forced to seek the protection of bankruptcy laws. Furthermore, we may be required to reduce the sale price, which could result in a significant impairment (and loss to the Company) to the carrying value of this asset.

WE ARE CURRENTLY DEPENDENT UPON LOANS FROM RELATED PARTIES TO PROVIDE WORKING CAPITAL.

         Through March 1, 2007, we have borrowed $6,900,000 from Bruner Family Trust UTD March 28, 2005. The related promissory notes are subordinated and unsecured. Interest accrues at the rate of 8% per annum and the notes mature on the later of 120 days from the date of the loans or the time at which our senior indebtedness has been paid in full. In connection with these loans, we and the lender executed subordination agreements with the holders of the senior indebtedness. One of the trustees of the Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the president and a director of the company.

THE LACK OF PRODUCTION AND ESTABLISHED RESERVES FOR OUR PROPERTIES IMPAIRS OUR ABILITY TO RAISE CAPITAL.

         As of November 30, 2006, we had established very limited production of natural gas from a limited number of wells, and limited proved reserves. We propose to sell most of these wells to PetroHunter, a related party. While we expect production to commence from our Piceance basin wells during 2007, until that actually occurs it will be difficult for us to raise the amount of capital needed to fully exploit the production potential of our properties. Therefore, we may have to raise capital on terms less favorable than we would desire. This may result in increased dilution to existing stockholders.

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

TERMS OF SUBSEQUENT FINANCINGS MAY ADVERSELY IMPACT YOUR INVESTMENT.

         We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in the common stock could be reduced by any type of financing we do. Interest on debt securities could increase costs and negatively impacts operating results, and investors in debt securities may negotiate for other consideration or terms, which could have a negative impact on your investment. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital, and the terms of preferred stock could be more advantageous to those investors than to the holders of common stock. If we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. In addition, any shares of common stock that we sell could be sold into the market and subsequent sales could adversely affect the market price of our stock.

         As an example of the foregoing, the purchasers of convertible notes issued in May 2005 negotiated a perpetual overriding royalty interest with respect to our existing domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property. This overriding royalty interest continues after the repayment of the notes. The note holders also retain, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The grant of the overriding royalty interest reduces somewhat the value of the properties to us, thereby negatively impacting your investment. The existence of a right of first refusal to participate in future financings may place some limitation on our ability to negotiate the best possible terms for such financings or may deter others from offering financing to us.

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

OUR COMPETITORS MAY HAVE GREATER RESOURCES THAT COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES.

         The oil and gas industry is intensely competitive and we compete with other companies, which have greater resources. Many of such companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties, to obtain funding and to consummate transactions in a highly competitive environment. There is also competition between the oil and gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. At this stage of our development, we cannot predict if we will be able to effectively compete against such companies.

MARC A. BRUNER AND HIS AFFILIATES CONTROL A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH WILL ENABLE THEM TO CONTROL MANY SIGNIFICANT CORPORATE ACTIONS AND MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

         Through shares owned individually and by Resource Venture Management and Bruner Group, LLP, Marc A. Bruner beneficially owned approximately 14.1% of our stock as of January 19, 2007. In addition, he is the father of our president, Marc E. Bruner. This control by Marc A. Bruner could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

OUR ISSUANCE OF THE CONVERTIBLE NOTES AND WARRANTS COULD SUBSTANTIALLY DILUTE THE INTERESTS OF SHAREHOLDERS.

         We issued convertible notes in 2004 that have an outstanding principal balance of $4.2 million at November 30, 2006. We also issued $7.695 million in notes in March 2005 and $10.0 million in notes in May 2005. These notes are convertible into shares of our common stock at any time prior to their respective maturity dates at a current conversion price of $1.25, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions. The initial conversion prices of these notes were $1.87 and $1.88. The conversion prices of the convertible notes could be further lowered, perhaps substantially, in a variety of circumstances, including:

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

         We issued $7.0 million in convertible debentures in April and June 2006, which are convertible into shares of our common stock at a conversion price of $1.56 per share, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions.

         In addition to the convertible debt, we issued to the holders of convertible notes in August 2004 three-year warrants that currently entitle the warrant holders to purchase an aggregate of 6,400,001 shares of our common stock at an exercise price of $1.25 per share. As originally issued, these warrants were exercisable at $1.54 per share to purchase a total of 5,194,806 shares. We also issued three-year warrants to the holders of convertible notes in March 2005 to purchase an aggregate of 1,637,235 shares of our common stock at an exercise price of $1.88 per share. The exercise price of these warrants has been lowered to $1.25 per share. Lastly, we issued five-year warrants to the holders of convertible debentures in April and June 2006 to purchase an aggregate of 1,346,152 shares of our common stock at an exercise price of $1.60 per share. Both the number of warrants and the exercise price are subject to adjustments that could make them further dilutive to our shareholders. In addition, the warrants issued in August 2004 and the notes issued in May 2005 provide for the issuance of additional warrants under certain circumstances.

         Neither the convertible notes nor the warrants establish a "floor" that would limit reductions in the conversion price of the convertible notes or the exercise price of the warrants that may occur under certain circumstances. Correspondingly, there is no "ceiling" on the number of shares that may be issuable under certain circumstances under the anti-dilution adjustment in the convertible notes and warrants. We also issued to the "finders" of the August 2004 and May 2005 financing transactions five-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share and 200,000 shares at an exercise price of $1.25 per share. Accordingly, our issuance of the convertible debt and warrants could substantially dilute the interests of our shareholders.

OUR FAILURE TO SATISFY OUR REGISTRATION, LISTING, AND OTHER OBLIGATIONS WITH RESPECT TO THE COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS COULD RESULT IN ADVERSE CONSEQUENCES, INCLUDING ACCELERATION OF THE CONVERTIBLE NOTES.

         We are required to maintain the effectiveness of the registration statement covering the resale of the common stock underlying the convertible debt and warrants, until the earlier of the date the underlying common stock may be resold pursuant to Rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed, subject to certain exceptions. We will be subject to various penalties for failing to meet our registration obligations and the related listing obligations for the underlying common stock, which include cash penalties and the forced redemption of the convertible notes at the greater of:

         o   125% of the principal amount, plus accrued interest; or
         o the number of shares of our common stock issuable upon conversion, multiplied by the weighted average price of our common stock on the trading day immediately preceding our registration or listing default.

WE ARE OBLIGATED TO MAKE SIGNIFICANT PERIODIC PAYMENTS OF PRINCIPAL AND INTEREST UNDER OUR CONVERTIBLE NOTES.

         We have a material amount of indebtedness outstanding under the convertible notes. We are required to make monthly principal payments of $625,000 and accrued interest under the terms of the August 2004 financing, as well as quarterly payments of accrued interest under the terms of the May 2005 financing. We may make the payments in stock, subject to meeting certain conditions. If we at any time default on our payment obligations the creditors will have all rights available under the instrument, including acceleration, termination, and enforcement of security interests. Such security interests cover all of our assets and those of our subsidiaries.

FUTURE EQUITY TRANSACTIONS, INCLUDING EXERCISE OF OPTIONS OR WARRANTS, COULD RESULT IN DILUTION.

         From time to time, we may sell restricted stock, warrants, and convertible debt to investors in private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

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

OUR OFFICERS, DIRECTORS, AND ADVISORS ARE ENGAGED IN OTHER BUSINESSES, WHICH MAY RESULT IN CONFLICTS OF INTEREST. FURTHER, WE HAVE ENGAGED IN SEVERAL RELATED PARTY TRANSACTIONS.

         Certain of our officers, directors, and advisors also serve as directors of other companies or have significant shareholdings in other companies. For example, Marc A. Bruner, our largest shareholder, serves as the chairman of the board of Gasco Energy, Inc., a Nevada corporation whose stock is traded on the American Stock Exchange, and chairman of the board, president and chief executive officer of Falcon Oil & Gas Ltd., a British Columbia corporation whose stock is traded on the TSX Venture Exchange ("Falcon"). He is also the controlling shareholder of PetroHunter Energy Corporation, a Maryland corporation whose stock is traded on the OTC Bulletin Board ("PetroHunter"), and a significant shareholder of Exxel Energy Corp., a British Columbia corporation ("Exxel"), whose stock is traded on the TSX Venture Exchange. Marc A. Bruner is the father of our President, Marc E. Bruner. James Edwards, one of our directors, is the chief operating officer of Falcon.

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

         In March 2005, Mr. Bruner assigned all of his rights and obligations under our participation agreement to Exxel. As of August 2, 2006, Mr. Bruner owned approximately 18.5% of the outstanding common stock of Exxel Energy. Our participation agreement with Exxel Energy, as amended, establishes our working interest at 25%, with Exxel having a 75% interest.

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

         In August 2006, we entered into a non-binding letter of intent with Exxel to purchase our interest in our properties in the Piceance Basin. It was proposed that Exxel's wholly-owned subsidiary, Exxel Energy USA Inc., would pay $50 million (US) to acquire our undivided 25% working interest in the Garfield county, Colorado, project known as Rifle Creek. The purchase amount was later reduced to $40 million in an amended letter of intent. Exxel USA owns the other 75% working interest in Rifle Creek. The proposed transaction was subject to Exxel's obtaining financing, approval by our senior lenders, and other terms and conditions. In October 2006, we announced our intention not to proceed with this transaction.

         In December 2006, we entered into a purchase and sale agreement with PetroHunter to purchase our properties in the Powder River Basin for $45 million, with $20 million to be paid in cash and $25 million to be paid in PetroHunter common stock. The proposed transaction is subject to PetroHunter obtaining financing on terms acceptable to PetroHunter, approval by our senior lenders, and various other terms and conditions.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.


ITEM 2.  PROPERTIES.

OIL AND GAS ASSETS

         Our oil and gas activities have focused on the acquisition of unevaluated oil and gas properties and the drilling of exploratory wells in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana. In addition, exploration projects are underway in Germany, Romania and Texas.

         PICEANCE BASIN - COLORADO On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the "Agreement") with Apollo Energy LLC and ATEC Energy Ventures, LLC (the "Sellers") to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. Subsequently, including interest earned on the escrow account and a small additional deposit we made into the account, we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area. Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner, a related party (see Item 13), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. Mr. Bruner is now a significant shareholder of Exxel Energy Corp. In October 2005, the Company and Exxel amended the Participation Agreement so that Exxel was responsible for funding 100% of the next $14 million of lease acquisition, drilling, completion and facilities costs to be incurred. Following that, we began to participate for our 25% working interest in the project.

         We commenced drilling operations on our first operated well on December 5, 2005. We own a 25% working interest in that well which has been completed and is shut in pending availability of a gas sales pipeline. The three additional wells drilled together with our partner, Exxel a related party, include one which has production casing set and has been partially completed, one in which production casing has been set and completion work has not been commenced, and one which was abandoned due to mechanical problems after reaching planned total depth. Four additional new wells have been commenced on one pad with conductor casing set in each.

         Jointly, we and Exxel had an obligation under the agreement with the Sellers to commence drilling one well by December 31, 2005, which obligation was met, and we were required to commence nine additional wells by August 22, 2006. As of this date, all of these requirements have been satisfactorily met.

         Sellers have reserved in the assignments of the leases either a reserved production payment or a reserved overriding royalty interest, each equal to the difference between 20% and existing burdens, but never less than 2%. At project payout, Sellers were to be vested with an undivided 12 1/2% of our interest in the leases. Exxel and Galaxy have agreed to purchase a portion of this back-in working interest from Sellers so that it will be reduced from 12 1/2% to 10%. Our share of the purchase price will be $325,000, which will be paid, in four monthly installments of $81,250 on the first business day of each month commencing April 2, 2007.

         POWDER RIVER BASIN - WYOMING (GLASGOW AND WEST RECLUSE). This project consists of approximately 4,250 net acres of oil and gas leases in Campbell and Converse counties on the eastern side of the Powder River

Basin. As of March 1, 2007, a total of 43 wells have been drilled on the acreage, 37 of which have been completed. Of these wells, 22 are producing gas at various levels of production along with some produced water at West Recluse. The 15 completed wells at Glasgow are currently shut in due to low gas sales prices and resulting uneconomical producing operations. As of March 1, 2007, gas production from the West Recluse area wells was approximately seven hundred thousand cubic feet per day.

         POWDER RIVER BASIN - WYOMING (BUFFALO RUN, PIPELINE RIDGE, HORSE HILL AND DUTCH CREEK). This property is located approximately 12 miles southeast of Sheridan, Wyoming, and is divided into four CBM exploration projects: Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek. The project area contains up to eight separate coals, ranging in depth from 150 feet to 1,800 feet. Coal thickness ranges from 20 feet to 70 feet, generally thinning with depth. We estimate that full development of this project area would include the drilling of up to 250 wells, with up to four coal zone completions per well.

                The four projects are in the early implementation stages with 104 wells drilled to various depths as of March 1, 2007. Of these 67 have been completed and approximately three-fourths of those have gas pressures at the wellhead while the remaining wells all had significant gas shows during drilling and completion operations. While these outcomes indicate that these wells may become productive, only a portion of these wells has been stimulated and placed on production. Contracts for electrical power supply were executed and construction is complete in the Pipeline Ridge area. As of March 1, 2007, 32 production wells and 6 water disposal wells have been drilled and completed in the Pipeline Ridge area. Five additional wells have been started with only surface casing in place. Installation of a compressor station to handle gas sales into the adjacent Bighorn pipeline has been completed. The production wells are continuing to dewater. At the current stage of dewatering, minor amounts of gas are being produced by every well; but the gas production is insufficient for sales into the pipeline. Additional water handling facilities are being developed to handle the water that is currently being produced in this field. Managed irrigation on 40 acres was implemented on September 12, 2006. In addition, the cost of dewatering the production wells is approximately $87,000 per month. An unrelated oil and gas company has drilled and completed over 200 wells in the vicinity of Pipeline Ridge and is finalizing a water management program to enable full-scale production. Once it begins pumping from its wells, our effective dewatering program will be greatly enhanced, which we believe will accelerate the time to gas sales.

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

         As of March 1, 2007, these two areas contained 42 completed wells, 5 wells that are partly completed and 2 water disposal wells. Construction of gathering systems for both areas, together with field facilities for the Leiter wells, were completed during 2005 and dewatering of a number of the Leiter wells was begun. However, the amount of water produced from the wells was sufficient to overwhelm the installed water handling capabilities, and the wells were taken off production until additional water handling facilities that are being developed allow dewatering to recommence. We estimate that the cost to add the new water handling facilities at the Leiter Field will be approximately $1,320,000 and that the cost for the Ucross Field will be approximately $1,775,000 based on utilizing a combination of additional reservoirs, evaporators, drip & managed irrigation, injection wells, and treatment & discharge.

         LEITER FIELD. Mud logs from the five original Pioneer wells on this property indicate the presence of gas in these coal seams. The mud log gas shows are consistent with other Fort Union coals in the western portion of the Powder River Basin. Based on historical production from other similar areas within this basin, which are producing gas from the same Fort Union Formation coals in approximately 11,000 active wells, we are optimistic that economically recoverable amounts of gas will be present here. However, we recognize that analogies drawn from available data from other wells or producing fields may not be applicable to our drilling prospects.

         Based on the Pioneer mudlogs, we have determined that the initial target seams will be the Cook, Wall, and Pawnee seams at depths of 1,700 to 1,800 feet. These zones have exhibited the highest consistent gas shows in the area and comprise 35 to 40 feet of total coal across an interval of approximately 100 feet. Depending on pricing and water disposal capacity, an additional 70 to 80 feet of shallower prospective coal could be accessed through future perforations or by drilling additional wells to accelerate gas production. We have drilled an additional 15 wells and converted two of the Pioneer wells into water disposal wells. The 18 resulting production wells were completed in the Pawnee coal. One sample of Pawnee coal was analyzed for adsorption isotherm potential. Results indicate the coal has the potential to hold 78 standard cubic feet per ton if fully saturated with gas. Initial production testing showed higher than expected permeability in the Pawnee seam, with one well flowing 10-20 Mcf per day immediately upon coming online. The presence of immediately producible gas confirms that these coals are fully gas saturated, and have approximately 400 Mmcf of gas in place per 35-40 feet of coal. Because of the higher permeability, the Leiter wells produce much more water than our original model suggested, necessitating expansion of water disposal facilities.

         UCROSS FIELD. No existing wells were present on this property. As such, we ran mudlogs on several initial wells in this field, and confirmed that the Cook, Wall, and Pawnee coals had the highest gas contents. Based on these initial wells, we drilled a total of 29 wells through the Pawnee coal at Ucross and completed eight wells as perforated completions in the Cook coal and eight wells as co-mingled perforated completions in the Cook and Wall coals, and eight wells as perforated completions in the Wall coal. Five wells remain to be perforated, and these operations are underway with completion schedule before April 1, 2007.

         Twenty-four offsetting wells operated by an unrelated oil and gas company have begun producing small amounts of gas and will aid the dewatering effort on our leases.

         Water management at Ucross has delayed the start of production. The Wyoming Department of Environmental Quality put a hold on issuing any discharge permits pending completion of a hydrologic basin watershed study. The study has been completed, but no ruling has been issued, and we have drafted a comprehensive water management plan that includes surface and subsurface storage, evaporation, managed irrigation, and treatment/discharge.

         POWDER RIVER BASIN - WYOMING (BEAVER CREEK). This project consists of various non-operated working interests in approximately 24,400 net acres adjacent to, and in the vicinity of, the Leiter Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek acreage. This project is also in the early implementation stage with 22 wells in which we have participation drilled to various depths as of March 1, 2007. Of these, seven have been completed, but are not yet connected to a gathering system. The operator is developing plans to include these 22 wells in expanded production pilot projects, which are then expected to be followed by full development of the related areas. We do not currently have the financial resources to develop this property.

         POWDER RIVER BASIN - MONTANA This project consists of 12.5% and 25% non-operated working interests in certain oil and gas leases covering approximately 173,600 gross acres in the Powder River Basin area of Montana

         The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet. Multiple coal seams are present in this prospect area, with a total coal thickness of approximately 100 feet. There are several surface structures and faults in the prospect area that were mapped by the U.S. Geological Survey and the Montana Bureau of Mines. We expect these structural features to enhance the CBM gas production. Data used in defining the prospect area was taken from these agencies, as well as information from abandoned deeper oil and gas wells drilled in the area. CBM gas production has been established approximately six miles south of the area where cumulative production to date is about 20 billion cubic feet of natural gas.

         This acreage is divided into two projects: the Kirby prospect and the Castle Rock prospect. We are currently participating in the first phase of a planned development for the Kirby Area. Operations are underway for dewatering an initial 16-well pilot, and field facilities for these operations are in place and working. We also have interests in two test wells in the Castle Rock area. A decision concerning the further development of this area is being analyzed by the partners involved in the project. However, based upon the somewhat discouraging results of the initial test wells, a recent decision by two of the other non-operators to not pay delay rentals, and our lack of commitment to further development of this area without an improvement in its outlook, we have decided to impair the entire $2,070,547 carrying value of the Castle Rock prospect in the attached financial statements.

         EAST TEXAS. We have paid-up leases covering approximately 1,560 undeveloped net acres in the vicinity of the Trawick Field, located in Rusk and Nacogdoches counties, Texas. Leases covering this acreage expire from June 2007 through December 2007. Discussions have been underway to farm out or sell these leases.

         JIU VALLEY. Our wholly-owned subsidiary, Pannonian International, has a concession agreement covering 21,538 gross acres for a term of 30 years in the Jiu Valley Coal Basin, Romania. Of this area, only 13,715 acres that are underlain by total coal bed thicknesses greater than 5 meters are considered to be prospective for coal bed methane production at this time. This acreage contains up to 18 coal seams with a cumulative thickness up to 170 feet at depths of 985 to 3,280 feet. The main target seam averages 22 meters in thickness in the concession area. The concession from the Romanian government was issued October 22, 2002.

         On June 1, 2005 Pannonian, entered into a farmout agreement with Falcon Oil & Gas Ltd., a related party because its President, Marc A. Bruner is a related party (see Item 13), to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin. The farmout agreement called for the assignment of the concession and a 75% working interest in the concession area to Falcon; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon. In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The assignment of the Concession from Pannonian to Falcon was subject to Romanian government approval, as well as other regulatory approvals, all of which have been obtained. Pannonian initially acted as Falcon's contract operator during drilling on the first Jiu Valley well.

         Drilling of the first test well on the property was completed in September 2005. The core analyses and preliminary desorption measurements in the field indicated the potential presence of coal bed methane in multiple horizons but gave no indication at the time of the potential gas production rates or recoverable reserves to be expected. Based on gas shows during the drilling of the well and the core information, the partners in the project determined to commence completion and testing operations. A fracture stimulation treatment has been completed in the lower zones penetrated, and testing for potential gas production is underway.

         Pannonian has applied for a concession on an additional 120,000 acres in Romania known as the Anina Block. Such application is still pending at this date. If the concession is granted, Pannonian will have a 25% interest and Falcon will have a 75% interest. All of the costs related to the concession application are being borne by Falcon.

         NEUES BERGLAND - GERMANY. In December 2003, the 149,435-acre Neues Bergland Exploration Permit was granted for a three-year term to Pannonian International (50%) and two co-permittees (each with 25%). Both of the co-permittees are privately-held oil and gas companies that are not affiliated with us. In December 2006, we were granted a three-year extension on the Permit due to satisfactory completion of the 2005-2006 work program and based on future work commitments for subsequent years.

         On March 15, 2005, Pannonian, together with its partners in the Glantal project in Germany, executed a farmout agreement covering the Neues Bergland Exploration Permit area with Empyrean Energy PLC, a publicly-traded, unaffiliated oil and gas company. Terms of the agreement called for Empyrean to initially earn a 40% working interest in the permit, which could rise to 52% depending upon results of the project. Empyrean earned the 40% interest after paying $750,000 to Pannonian and the two co-permittees and providing evidence of deposits totaling
1.3 million euros which were set aside for drilling obligations on the project. As a result, our interest in the project has been reduced to 30%. Our interest in the project may drop to 24%, depending upon the outcome of the future drilling program.

         Drilling on the first test well on the property reached total depth in late January 2006. Based upon the initial review of open hole logs from the well, several zones of interest existed and were subsequently tested through casing. Due to results obtained, the joint venture group decided to abandon this first well and undertake a seismic program to help identify priority areas on the Permit for further drilling.

PRODUCTION AND PRICES

         The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended November 30, 2006 and 2005. We did not have any production during the fiscal year ended November 30, 2004.

---------------------------------------------------------------------------------------------
                                 FOR THE FISCAL YEAR ENDED         FOR THE FISCAL YEAR ENDED
                                         NOVEMBER 30, 2006                 NOVEMBER 30, 2005
---------------------------------------------------------------------------------------------
PRODUCTION DATA:
---------------------------------------------------------------------------------------------
Natural gas (Mcf)                                  210,439                           211,481
---------------------------------------------------------------------------------------------
Oil (Bbls)                                              --                                --
---------------------------------------------------------------------------------------------
AVERAGE PRICES:
---------------------------------------------------------------------------------------------
Natural gas (per Mcf)                                $5.68                             $6.13
---------------------------------------------------------------------------------------------
Oil (per Bbl)                                           --                                --
---------------------------------------------------------------------------------------------

PRODUCTIVE GAS WELLS

         The following summarizes our productive and shut-in gas wells as of November 30, 2006. Producing wells are wells producing natural gas or water, a pre-cursor to natural gas production. Shut-in wells are completed wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

                                                       PRODUCING GAS WELLS
                                                    GROSS                NET
        Producing gas wells                            71              53.58
        Shut-in gas wells                              99              91.18
        Wells in various stages of com-
        pletion and water disposal wells               75              64.05
                                                      ---             ------
            Total                                     245             208.81
                                                      ===             ======

ESTIMATED PROVED OIL AND GAS RESERVES

         We recognized our first proved reserves during the year ended November 30, 2005. The proved reserves are located in two prospects on the eastern side of the Powder River Basin and in one well in the Piceance Basin in northwestern Colorado. Gustavson Associates, LLC, an independent petroleum engineering firm, estimated proved reserves as summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission. Estimated values of proved reserves were computed using prices in effect at November 30, 2006 of $6.86/Mcf and $59.36/bbl. Due to the Company's current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below.

         Estimated proved reserves as on November 30, 2006:

     --------------------------------------------------------------------------------------------------------
                                                     Estimated Future Net      Estimated Future Net Revenues
         Oil (bbls)             Gas (Mcf)                  Revenues                  Discounted at 10%
     --------------------------------------------------------------------------------------------------------
             320                1,005,421                 $3,475,680                     $2,743,072
     --------------------------------------------------------------------------------------------------------

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of November 30, 2006. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                                    UNDEVELOPED ACRES                              DEVELOPED ACRES
                                 GROSS              NET                       GROSS              NET
        Wyoming                  84,209             36,072                    7,920             7,570
        Montana                 172,956             26,164                      720                90
        East Texas                1,560              1,560                        0                 0
        Colorado                 11,976              1,379                    1,640                190
        Romania                  21,538              5,385                        0                 0
        Germany                 149,000             44,700                        0                 0
                                -------            -------                    ------            ------
             Total              441,239            115,260                    10,280            7,850
                                =======            =======                    ======            ======

DRILLING ACTIVITY

         The following table sets forth our drilling activity during the years ended November 30, 2006, 2005 and 2004.

    ----------------------------------------------------------------------------
                               2006               2005                2004
    ----------------------------------------------------------------------------
                          GROSS      NET     GROSS      NET     GROSS      NET
    ----------------------------------------------------------------------------
    Exploratory wells:
    ----------------------------------------------------------------------------
       Productive           5        0.8       23       6.2      135      119.4
    ----------------------------------------------------------------------------
       Dry                  1        0.2      -0-       -0-      -0-       -0-
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
    Development wells:
    ----------------------------------------------------------------------------
       Productive           3         3       -0-       -0-      -0-       -0-
    ----------------------------------------------------------------------------
       Dry                  0         0       -0-       -0-      -0-       -0-
    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------
          Total wells       9         4        23       6.2      135      119.4
    ---------------------------------------------------------------------------

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

                                      AMEX

         FISCAL QUARTER ENDING                      HIGH BID          LOW BID

         November 30, 2005....................      $   1.30          $   1.22
         February 28, 2006....................      $   1.07          $   1.01
         May 31, 2006.........................      $   0.90          $   0.86
         August 31, 2006......................      $   0.40          $   0.36
         November 30, 2006....................      $   0.28          $   0.26

                                      OTCBB

         FISCAL QUARTER ENDING                      HIGH BID         LOW BID


         February 28, 2005....................      $   1.79         $   1.22
         May 31, 2005.........................      $   1.16         $   1.13
         August 31, 2005......................      $   1.06         $   0.98

         On March 6, 2007, the closing price for the common stock was $0.18.

         As of January 19, 2007, there were approximately 100 record holders of our common stock.

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

                                                         YEAR ENDED NOVEMBER 30,                            FROM
                                                                                                         INCEPTION
                                                                                                         (JUNE 18,
                                                                                                          2002) TO
                                                                                                        NOVEMBER 30,
                                          2006             2005            2004             2003            2002
                                          ----             ----            ----             ----            ----
Summary of Operations:
   Revenue                           $    1,274,116    $  1,538,342    $    122,455     $          -    $           -
   Lease operating costs                    781,136         965,069          59,247                -                -
   General & administrative                                                                2,095,495        1,140,066
      expense                             5,016,534       5,316,588       3,517,218
   Depreciation, depletion and
      amortization                          779,446       1,887,074          76,390              685                -
   Impairment of oil and gas
      properties                          1,328,432       5,273,795               -                -                -
   Net (loss)                           (26,163,107)    (24,876,200)     (9,831,104)      (2,579,595)      (1,140,066)
   Net (loss) per share                       (0.36)          (0.37)          (0.18)           (0.08)           (0.04)

                                                                   AS OF NOVEMBER 30,
                                          2006             2005            2004             2003            2002
                                          ----             ----            ----             ----            ----
Balance Sheet:
   Working capital (deficiency)      $  (19,868,880)   $ (7,085,181)   $   (626,108)    $  1,756,776    $  (1,012,916)
   Cash and cash equivalents                608,180       1,328,469      10,513,847        2,239,520           41,320
   Oil and gas properties, net           44,793,140      44,358,725      37,491,529        2,799,720          873,797
   Total assets                          47,760,258      48,459,378      49,648,165        5,655,433          954,359
   Long-term debt                        16,881,267      11,188,252      10,915,928        2,483,557           50,000
   Stockholders' equity                   7,919,911      25,418,378      26,681,207        2,634,559         (149,897)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW AND PLAN OF OPERATION

         We spent fiscal years 2003, 2004 and 2005 obtaining oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines. Most of this funding has been high-interest debt financing.

         Our tasks now are to establish reserves on our properties and to place our properties into production. As of March 1, 2007, we had interests in 175 completed wells (22 of which were delivering natural gas into sales pipelines), 60 wells in various stages of completion and 8 water disposal wells. We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 700 thousand cubic feet per day. As our first wells come online in the Piceance Basin over the next few months and as our coal bed methane wells continue to dewater and increase their production of natural gas, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2005 and 2006, will not be sufficient to fund completely our planned operations, debt repayment and commitments.

         At November 30, 2006, our working capital deficit was $19,868,880. As of December 1, 2006, we had contractual obligations due by November 30, 2007 totaling $24,328,706, as explained more fully below. To meet these obligations and working capital needs, we have entered into a Purchase and Sale Agreement ("PSA") with PetroHunter a related party. Pursuant to the PSA, we agreed to sell all of our Powder River Basin Assets. The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share. If this sale is completed, we would pay off all of our convertible debt, leaving as our only outstanding debt the notes due to Bruner Family Trust, totaling $6,900,000 as of March 1, 2007 and a note purchased by Bruner Family Trust in the principal amount of $2,049,728 at November 30, 2006. We believe that we would then be able to continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity in the Piceance Basin.

         There are significant contingencies in connection with this proposed sale, including the ability of PetroHunter to raise the funds required to complete this transaction. If this proposed sale is not completed, we will be forced to find another buyer and suitable terms for a sale of the property. If we cannot find another buyer and suitable terms for a sale, we may be forced to seek the protection of bankruptcy laws. Furthermore, we may be required to reduce the sale price, which could result in a significant impairment (and loss to the Company) to the carrying value of this asset.

GOING CONCERN

         The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2006, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. We have incurred a cumulative net loss $63,699,517 for the period from inception to November 30, 2006. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. For the 2006 fiscal year, we used $6,077,479 for operating activities, as compared to $5,786,772 for fiscal 2005 and $4,259,586 for fiscal 2004. Among the larger adjustments to reconcile the net loss of $26,163,107 to net cash used by operating activities for fiscal 2006 was $10,611,349 for amortization of discount and deferred financing costs on convertible debt and $3,457,101 for finance costs incurred for the waiver of triggering event described below. In contrast, the adjustments for fiscal 2005 to the net loss of $23,985,645 included $3,695,884 for stock issued for interest, $4,870,043 for amortization of discount and deferred financing costs on convertible debt, $2,162,597 for write-off of discount and deferred financing costs upon conversion of convertible debt, and $5,273,795 for impairment of oil and gas properties. For fiscal 2004, we incurred a smaller net loss of $9,831,104, but also had smaller adjustments, the more significant of which included $2,085,491 for amortization of discount and deferred financing costs on convertible debt and $2,979,404 for write-off of discount and deferred financing costs upon extinguishment of convertible debt.

         INVESTING ACTIVITIES. We used $2,431,777 for net investing activities, after recoveries, in fiscal 2006, as compared to $19,141,078 and $20,412,277 in fiscal 2005 and 2004, respectively. We used substantially less cash for additions to oil and gas properties in 2006, $4,145,612, compared to $18,873,239 and $20,266,368 in 2005 and 2004, respectively. The significant decrease in cash expenditures during 2006 reflects: (1) our capital constraints during the year and (2) our focus on the Piceance Basin operations rather that the Powder River as in earlier years. In the Piceance we were carried for the first $14 million of operational expenditures and had only a 25% working interest thereafter; in 2005 and 2004 we focused on the Powder River Basin, in which we have generally have much higher working interests. During 2006 we drilled 4 wells and acquired additional acreage in the Piceance Basin, expending a total of approximately $15.7 million of which our share of expenditures was approximately $1.7 million. We also recovered $1.7 million in management fees under the joint venture agreement with Exxel. This recovered amount was offset against the capital costs incurred in accordance with full cost accounting rules. In the Powder River Basin we expended approximately $2.5 million primarily on dewatering operations and development drilling in the West Recluse area.

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $70,179,037 through the period ended November 30, 2006. Financing activities provided cash of $7,788,967 in fiscal 2006, as compared to $15,742,472 and $32,946,190 in fiscal 2005 and 2004, respectively.

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

         On December 1, 2005, we entered into a Waiver and Amendment Agreement (the "2005 Waiver and Amendment") with the holders of the 2004 Notes and the holders of the 2005 Notes. Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005. The Third Amendment set the working interest between us and Exxel at 25%/75%, consistent with the original intent of the parties. As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for us having paid about 50% of the land cost to get the project started.

         In addition, the 2005 Waiver and Amendment, among other things, effected the following changes:
     o Lowered the conversion price to $1.25 for conversions by the holders of the 2004 Notes, the May 2005 Notes, and the March 2005 Notes;
     o Lowered the exercise price of the 2004 Warrants and the 2005 Warrants to $1.25 per share and increased the aggregate number of shares purchasable under the 2004 Warrants from 5,194,806 to 6,400,002;
     o Caused the exercise price of warrants issued in December 2003 and January 2004 being lowered to $1.25 under the anti-dilution provisions of such warrants;
     o Deferred monthly installment payments on the 2004 Notes until April 1, 2006;
     o   Extended the maturity date of the 2004 Notes to July 1, 2007; and
     o Extended any redemption or conversion of the 2004 Notes by Galaxy until June 22, 2006.

         On April 25, 2006, we entered into a Securities Purchase Agreement with several accredited investors pursuant to which the investors purchased in the aggregate, $4,500,000 principal amount of Subordinated Convertible Debentures. In addition, the investors also received three-year warrants that allow the holders to purchase 865,383 shares of common stock at $1.60 per share. The debentures are convertible at any time by the holders into shares of our common stock at a price equal to $1.56; are subordinated to all of our senior debt; pay interest at 15% per annum, payable at maturity; and have a term of 30 months, which will extend automatically until all of our senior debt has been retired. Additionally, in the event the debentures are retired at maturity, the holders are entitled to an additional payment equal to the sum of 25% plus 0.75% for each month (or part thereof) in excess of 30 months that the debentures have remained outstanding.

         On June 20, 2006, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which the investor purchased $2,500,000 principal amount of Subordinated Convertible Debentures on the same terms and conditions set forth in the previous paragraph.

         During the year ended November 30, 2006,we issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Family Trust UTD March 28, 2005 (the "Bruner Family Trust"), a related party. One of the trustees of the Bruner Family Trust is Marc E. Bruner, the president and a director of the company. Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full

         On November 29, 2006, we entered into a Waiver and Amendment Agreement (the "2006 Waiver and Amendment") with the holders of the 2004 Notes and the 2005 Notes. We had earlier notified the holders of the 2004 Notes and May 2005 Notes of the fact that our accounts payable had exceeded the permitted $2,500,000 ceiling set forth in the 2004 Notes and May 2005 Notes, thereby resulting in a Triggering Event under the terms of those Notes. Among other things, this would have enabled the holders of the Notes to require us to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of our common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes and May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. We and the holders also agreed to waive any future Triggering Event that might result from our accounts payable exceeding $2,500,000. However, if our accounts payable should exceed $5,000,000, it would result in an immediate breach of the Notes. We and the holders agreed to other amendments with respect to the 2004 Notes and May 2005 Notes and warrants previously issued by us to the holders.

         We also obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the "PRB Sale") to PetroHunter as described herein under Item 1. Business - Proposed Sale to PetroHunter Energy Corporation. Such consent is required as the holders have a security interest covering these assets. As a condition to the note holders' consent, the PRB Sale must be completed by March 31, 2007, we must be in compliance with the Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders. Further, we will be required to (i) pay the 2004 Notes and May 2005 Notes in full, (ii) deliver to the holders 1,000,000 of the PetroHunter shares to be received by us as part of the PRB Sale consideration and 10,000,000 shares of our common stock and (iii) retire all of our outstanding subordinated convertible debt using the consideration we receive in the PRB Sale. Additionally, the holders and PetroHunter must enter into a suitable registration rights agreement with respect to the 1,000,000 PetroHunter shares.

         Because the PRB Sale was not consummated by January 31, 2007, we issued 2,000,000 additional shares of our common stock to the holders in order to maintain their consent to the PRB Sale, as required under the 2006 Waiver and Amendment. We have agreed to register these shares.

         In October 2006, Bruner Family Trust, a related party, acquired a promissory note we had issued to DAR, LLC in the original principal amount of $2,600,000. While the note, as amended, had a stated maturity date of December 1, 2006, Bruner Family Trust has stated that it will not enforce its rights under the note until June 30, 2007.

         WORKING CAPITAL DEFICIENCY. As of November 30, 2006, we had a working capital deficiency of $19,868,880 compared to a working capital deficiency of $6,690,444 at November 30, 2005. Included in current liabilities at November 30, 2006 is the current portion of convertible notes payable of $10,019,996 and related accrued interest of $2,204,078. We may, subject to certain conditions, make payment of these amounts in shares of common stock rather than cash. For the year ended November 30, 2006, we made total payments on the 2004 Notes of $10,769,129, consisting of $9,296,595 in principal repayments and $1,472,534 of interest. Of that amount we have paid $4,812,248 using shares of common stock, with the balance $5,956,881 paid in cash.

         We may, subject to certain conditions, make payment of the amounts due on the convertible notes in shares of common stock rather than cash. For the time being, however, we expect to make these payments in cash.

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

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of November 30, 2006.

---------------------------------------------------------------------------------------------------------------------
                                                                        PAYMENTS DUE BY PERIOD
                                                ---------------------------------------------------------------------
                                                                                                              MORE
                                                                 LESS THAN 1                                 THAN 5
        CONTRACTUAL OBLIGATIONS (1)<F1>              TOTAL          YEAR         1-3 YEARS     3-5 YEARS      YEARS
---------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable (2 <F2>
   Principal                                     $31,355,505     $11,855,505     $7,000,000   $12,500,000       --
   Interest                                       12,224,215       4,437,161      6,502,466     1,284,589       --
Notes payable and accrued interest                 7,932,158       7,932,158             --            --       --
---------------------------------------------------------------------------------------------------------------------
Office and equipment leases                          366,587         103,882        217,251        45,454       --
---------------------------------------------------------------------------------------------------------------------
TOTAL                                            $51,878,465     $24,328,706    $13,719,717   $13,830,043
---------------------------------------------------------------------------------------------------------------------
------------------


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

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using interest rates ranging from 15% to 15.5%.

RESULTS OF OPERATIONS

         YEAR ENDED NOVEMBER 30, 2006 COMPARED TO YEAR ENDED NOVEMBER 30, 2005. During the year ended November 30, 2006, revenues from natural gas sales decreased slightly to $1,194,642 from $1,297,194 the year before. A total of 40 wells produced and sold 210,439 Mcf of natural gas in 2006, compared to 38 wells that sold 211,481 Mcf in 2005. Average prices received for gas sold decreased to $5.68 in 2006 from $6.13 in 2005. Lease operating and production tax expenses also decreased in 2006 to $781,136 or $3.71/Mcf, compared to $965,069 or $4.56/Mcf the year before. This decrease reflects the effect of shutting in production of one of our Powder River Basin fields with higher operating costs, together with increased operating efficiencies achieved in the other Powder River Basin fields. Depreciation, depletion and amortization expense ("DD&A") of $779,446 in 2006 reflects a significant decrease from the 2005 amount, $1,887,074. The decrease reflects lower DD&A on oil and gas properties of $461,711 or $2.19/Mcf in 2006 compared to $1,753,798 or $8.29/Mcf in 2005. The lower DD&A reflects a much lower amortization base following the impairment write-downs of $5,273,795 in 2005 and $1,328,432 in 2006. The impairment write-downs represented the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules. The decreased DD&A of oil and gas assets was partially offset by increased depreciation of ARO asset and accretion of our ARO in 2006 to $243,306 from $69,914 in 2005. This increase reflects the anticipated acceleration of the abandonment obligation of wells in the Powder River field shut in during 2006

         For the year ended, 2006 and 2005, we incurred general and administrative expenses of $5,016,534 and $5,316,588, respectively, as summarized below:

---------------------------------------------------------------------------------------------------------------------
                                                                                 2006                       2005
---------------------------------------------------------------------------------------------------------------------
Stock based compensation                                                        $1,525,752                $   167,137
---------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                                              940,803                  1,040,138
---------------------------------------------------------------------------------------------------------------------
Professional and consulting fees                                                   281,707                  1,216,186
---------------------------------------------------------------------------------------------------------------------
Investor relations                                                                 814,745                    746,804
---------------------------------------------------------------------------------------------------------------------
Legal                                                                              480,607                    631,921
---------------------------------------------------------------------------------------------------------------------
Travel and entertainment                                                            99,960                    473,238
---------------------------------------------------------------------------------------------------------------------
Office lease and expenses                                                          213,008                    294,140
---------------------------------------------------------------------------------------------------------------------
Audit and accounting                                                               275,287                    224,403
---------------------------------------------------------------------------------------------------------------------
Directors fees                                                                     198,774                    196,000
---------------------------------------------------------------------------------------------------------------------
Prospect generation, maintenance and presentation                                   29,716                    191,193
---------------------------------------------------------------------------------------------------------------------
Insurance and other                                                                156,174                    135,428
---------------------------------------------------------------------------------------------------------------------
                                                          Total                 $5,016,534                $ 5,316,588
---------------------------------------------------------------------------------------------------------------------

     Significant year-to-year variances include: - on all these you should be more spefic as to why the $ change -
     o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     o Salaries in 2006 showed a net decrease of $80,000 reflecting staff reductions in 2005 ($150,000) partially offset by the reclassification of an employee from consultant to full time employee ($70,000). In addition, relocation and temporary housing expenses decrease by approximately $30,000 in 2006 compared to 2005.

         These reductions were partially offset by increased costs of medical insurance and other employee benefits of $10,000.
     o Professional and consulting fees in 2005 included $732,687 recorded as consulting fees representing the fair value of the overriding royalty interest assigned to a consultant. No such amount was recorded in 2006. The Company termination of the consulting agreement with the founder of the Company effective March 1, 2006 reducing consulting fees by $90,000 in 2006 compared to 2005 and lower. We also recorded lower consulting fees for professional engineering ($70,000) following the reclassification of a former consultant to employee, and geological consulting expenses ($40,000).
     o Increased investor relations costs reflect the utilization of additional shareholder relations professionals ($20,000) in 2006, the costs of the February 2006 special shareholders meeting ($25,000) and the higher costs of costs of preparing and distributing the 2006 annual report to shareholders (5,000) and increased stock exchange listing fees reflecting a greater number of shares issued in 2006 compared to 2005 ($20,000).
     o Lower legal fees in 2006 reflects our effort to reduce G&A overall ($30,000) less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when we were negotiating new contracts and entering into new ventures in the Piceance Basin ($35,000), and Germany and Romania ($60,000).
     o Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.
     o Lower office expenses in 2006 reflect the full year effect the closing of our Miami, Florida office in fiscal 2005 ($60,000), the closing of our Casper, Wyoming office in mid 2006 ($3,000) and reduced costs in our Denver office as a result of reduced staffing ($18,000).
     o Increased audit and accounting expenses in 2006 primarily reflect additional fees paid for outsourced accounting services ($50,000) necessary to accommodate the increase in oil and gas operational activity, together with higher audit fees required to review such activity.
     o Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact we successfully marketed our German and Romanian projects in 2005 and had no such activity in 2006.

         During the year ended November 30, 2006, we recorded a gain on the sale of oil and gas properties of $79,474, reflecting the excess of proceeds received on the farm-out of the Jiu Valley concession in Romania. In 2005, we recorded a gain on the sale of oil and gas properties of $197,676, reflecting the excess of proceeds to be received on the farm-out of the Neues Bergland Exploration Permit in Germany. Late in the year ended November 30, 2005, we began to record operating revenues associated with fees charged to joint venture partners for operating drilling programs. In 2005 we recorded a total of $43,472 of fees charged to a joint venture partner for operating the Neues Bergland drilling programs in Germany. No such operating revenues were recorded in 2006.

         Interest income for the year ended November 30, 2006 includes interest income earned on cash deposits in commercial banks of $15,614 compared to $163,261 of interest income during the same period in 2005. The decrease in interest income reflects the lower balances of cash on deposit in 2006, as a result of expenditures incurred on oil and gas asset acquisition, exploration and development and debt service.

         Interest and financing costs increased to $19,547,289 in 2006 from $12,244,752 in 2005 reflecting the higher debt levels in 2006 and additional finance costs associated with the waiver of a triggering event in the fourth quarter of 2006. The table below summarizes interest and financing costs for the years ended November 30, 2006 and 2005.

--------------------------------------------------------------------------------------------------------------------
                                                                                        2006              2005
--------------------------------------------------------------------------------------------------------------------
Interest on outstanding debt                                                          $ 4,858,276       $ 3,811,005
--------------------------------------------------------------------------------------------------------------------
Amortization of discount                                                               10,300,875         3,811,970
--------------------------------------------------------------------------------------------------------------------
Amortization of deferred finance costs                                                    310,474         1,058,072
--------------------------------------------------------------------------------------------------------------------
Discount on shares issued upon conversion of principal and interest at below
market rates                                                                              545.563         1,074,428
--------------------------------------------------------------------------------------------------------------------
Liquidated damages on failure to timely register shares and fees paid to extend
note                                                                                       75,000           326,680
--------------------------------------------------------------------------------------------------------------------
Write-off of unamortized discount and deferred financing costs upon issuance of                 -
new debt                                                                                                  3,053,152
--------------------------------------------------------------------------------------------------------------------
Finance costs associated with triggering event                                          3,457,101
--------------------------------------------------------------------------------------------------------------------
                                                                            Total     $19,547,289       $13,135,307
--------------------------------------------------------------------------------------------------------------------

     Significant year-to-year variances include:
     o Higher interest on outstanding debt in 2006 compared to 2005 reflects the full year effect of the March 2005 and May 2005 convertible notes issuances, coupled with higher interest rates on all debt in 2006.
     o Higher amortization of discount in 2006 reflects (I) the shorter amortization period for the 2004 Notes and March 2005 Notes following the extinguishment of existing debt and write-off of existing discount and the reissue of new debt and recording of new discount effective November 30, 2005; (ii) the full year effect of amortization of discount on the May 2005 Notes; and (iii) amortization of discount on the newly issued April 2006 and June 2006 Notes.
     o Lower amortization of discount in 2006 reflects reduced deferred finance cost balance to be amortized following the extinguishment of existing debt and write-off of existing deferred finance costs effective November 30, 2005.
     o Lower discount on shares issued reflects reduced amount of debt and interest converted in 2006 ($4.8 million) compared to 2005 ($8.7 million).
     o Liquidated damages and extension - in 2005 we incurred $226,680 of liquidated damages for failure to timely register shares for resale. No such damages were incurred in 2006.
     o The write-off of unamortized discount and deferred finance costs as a result of the extinguishment of existing debt and the reissue of new debt was not was recorded in 2005. No such expense was incurred in 2006.
     o The finance cost associated with a triggering event recorded in 2006 reflects the cost of a negotiated settlement with our senior secured creditors. We had notified the holders of the 2004 Notes and the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006. Among other things, this would have enabled the holders of the Notes to require us to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of our common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. The increased principal in the amount of $957,101 on the 2004 Notes and $2,500,000 on the May 2005 Notes is included in interest expense for the year.

         YEAR ENDED NOVEMBER 30, 2005 COMPARED TO YEAR ENDED NOVEMBER 30, 2004. During the year ended November 30, 2005, revenues from natural gas sales increased to $1,297,194 from $122,455 the year before. A total of 38 wells produced and sold 211,481 Mcf of natural gas in 2005, compared to 15 wells that sold 26,247 Mcf in 2004. Average prices received for gas sold increased to $6.13 in 2005 from $4.67 in 2004. Lease operating and production tax expenses also increased in 2005 to $965,069 or $4.56/Mcf, compared to $59,247 or $2.26/Mcf the year before. This increase reflects both an overall escalation of operating costs throughout the oilfield and the costs associated with remedial work undertaken in our producing fields to maintain and boost production. Depreciation, depletion and amortization expense ("DD&A") of $1,887,074 in 2005 reflects a significant increase from the 2004 amount, $76,390. The increase is attributable primarily to DD&A on oil and gas properties increasing to $1,753,798 or $8.29/Mcf in 2005 compared to $47,944 or$1.83/Mcf in 2004. Our increased DD&A reflects a much higher amortization base in 2005 including over $5 million of costs associated with impaired properties transferred into the amortization base in 2005. We also recognized impairment of oil and gas properties of $5,273,795 representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.

         For the year ended, 2005 and 2004, we incurred general and administrative expenses of $5,316,588 and $3,517,218, respectively, as summarized below:

----------------------------------------------------------------------------------------------------------------------
                                                                                  2005                       2004
----------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                                          $ 1,040,138                $   583,141
----------------------------------------------------------------------------------------------------------------------
Professional and consulting fees                                                 1,216,186                    568,789
----------------------------------------------------------------------------------------------------------------------
Investor relations                                                                 746,804                    537,090
----------------------------------------------------------------------------------------------------------------------
Legal                                                                              631,921                    581,393
----------------------------------------------------------------------------------------------------------------------
Travel and entertainment                                                           473,238                    447,202
----------------------------------------------------------------------------------------------------------------------
Office lease and expenses                                                          294,140                    228,703
----------------------------------------------------------------------------------------------------------------------
Audit and accounting                                                               224,403                    147,769
----------------------------------------------------------------------------------------------------------------------
Directors fees                                                                     196,000                    180,395
----------------------------------------------------------------------------------------------------------------------
Prospect generation, maintenance and presentation                                  191,193                    111,836
----------------------------------------------------------------------------------------------------------------------
Insurance and other                                                                135,428                     96,749
----------------------------------------------------------------------------------------------------------------------
Stock based compensation                                                           167,137                     34.151
----------------------------------------------------------------------------------------------------------------------
                                                          Total                $ 5,316,588                $ 3,517,218
----------------------------------------------------------------------------------------------------------------------

     Significant year-to-year variances include:
     o Salaries and wages - Increase reflects the full year effect of staff and salary increases effective in mid-2004. Full time equivalent employee months increased from 67 in 2004 to 115 in 2005,
     o Professional and consulting fees - 2005 expense includes $732,687 recorded as consulting fees representing the fair value of the overriding royalty interest assigned to a consultant in 2005. We had no such costs in 2004.
     o Investor relations - Increase in 2005 compared to 2004 reflects the Company's increasing efforts to attract and retain investor interest in the Company's equity. The efforts included numerous presentations to the investment community and consulting contracts with investor relations specialists.
     o Office lease and expenses - 2005 increase reflects higher office rent expense for a portion of the year following the relocation to a larger space in mid 2005 and increased supply, communications and IT costs associated with the expansion of the operation during the year,
     o Audit and accounting expense - Increase in 2005 reflects increased audit requirements associated with higher level of operational activity, consulting costs associated with our Sarbanes-Oxley compliance readiness program and other technical accounting issues, and costs associated with accountants review of registration statements related to convertible notes offerings during the year
     o Director fee increase in 2005 reflects higher rates of compensation for the entire year in 2005 compared to only eight months of 2004.
     o Prospect generation, maintenance and presentation - Increase in 2005 compared to 2004 primarily reflects additional efforts spend on preparing and marketing the Germany and Romania projects to industry partners.
     o Insurance and other - 2005 increase reflects higher director and officer insurance compared to 2004.

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

         Interest and financing costs increased in 2005 to $10,082,155 from $6,352,100 in 2004 reflecting the full year effect of the 2004 Notes and the incremental effect of the March 2005 and May 2005 Notes including the amortization of related discount and deferred financing costs and the writeoff of unamortized discount and deferred financing costs upon issuance of new debt. The table below summarizes interest and financing costs for the years ended November 30, 2005 and 2004:

----------------------------------------------------------------------------------------------------------------------
                                                                                           2005              2004
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding debt                                                          $  3,811,005        $   848,107
----------------------------------------------------------------------------------------------------------------------
Amortization of discount                                                                 3,811,970          4,180,240
----------------------------------------------------------------------------------------------------------------------
Amortization of deferred finance costs                                                   1,058,072            884,703
----------------------------------------------------------------------------------------------------------------------
Discount on shares issued upon conversion of principal and interest at below
market rates                                                                             1,074,428                  -
----------------------------------------------------------------------------------------------------------------------
Liquidated damages on failure to timely register shares and fees paid to extend
note                                                                                       326,680            439,050
----------------------------------------------------------------------------------------------------------------------
Writeoff of unamortized discount and deferred financing costs upon issuance of
new debt                                                                                 3,053,152
----------------------------------------------------------------------------------------------------------------------
                                                                            Total     $ 13,135,307        $ 6,352,100
----------------------------------------------------------------------------------------------------------------------

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

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. For the years ended November 30, 2006 and 2005, we recognized impairment expense of $1,328,432 and $5,273,795, respectively, representing the excess of capitalized costs over the ceiling amount.

         The Company intends to sell a significant portion of its oil and gas properties and has negotiated a purchase and sale agreement with a related party to dispose of those assets. Full cost accounting rules do not include provisions for segregating those assets and identifying them as held for sale. Accordingly, those assets are reflected on the balance sheet as either evaluated and unevaluated oil and gas properties, as appropriate.

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

         As of November 30, 2006, we had, through acquisition and drilling, acquired working interests in 249 natural gas wells. A limited number of these wells had initial gas production during the period, and the others were in various stages of completion and hook up at November 30, 2006. We adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using our estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

STOCK BASED COMPENSATION

         On December 1, 2005, we adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. We are assuming no forfeitures going forward based on our historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for us. We do not believe that this FSP will have a material impact on our financial position or results from operations.

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. We do not believe that our financial position, results of operations or cash flows will be impacted by SFAS No. 155 as we do not currently hold any hybrid financial instruments.

         In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. We will be required to adopt FIN 48 for the fiscal year ended November 30, 2008. We are reviewing and evaluating the effect, if any, of adopting FIN 48 on our financial position and results of operations.

         In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for us on December 1, 2006. We do not believe SAB 108 will have a material impact on our financial position or results from operations.

OFF BALANCE SHEET ARRANGEMENTS

         From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2006, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our primary market risk relates to changes in the pricing applicable to the sales of gas production in the Powder River Basin in Wyoming and Montana and Piceance Basin in western Colorado. This risk will become more significant to us as our production increases in these areas. Although we are not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, we may consider using them in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


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


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         Our executive officers and directors are:

        NAME                            AGE     POSITION
        ----                            ---     --------
        Marc E. Bruner                   33     President and Director
        Christopher Hardesty             62     Senior Vice President, Chief
                                                Financial Officer, Secretary and
                                                Treasurer
        Cecil D. Gritz                   63     Chief Operating Officer and
                                                Director
        Richard E. Kurtenbach            51     Vice President - Administration
                                                and Controller
        Nathan C. Collins                72     Director
        Dr. James M. Edwards             60     Director
        Robert Thomas Fetters, Jr.       67     Director
        Ronald P. Trout                  67     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

MARC E. BRUNER, PRESIDENT AND DIRECTOR

         Marc E. Bruner became our President and director upon the acquisition of Dolphin in November 2002. He had served as president of Dolphin since June 2002. From September 1999 to June 2002, he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm, and a related party. Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame. Mr. Bruner devotes all of his working time to the business of the company. Mr. Bruner is the son of Marc A. Bruner, the company's founder and largest shareholder.

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

CECIL D. GRITZ, CHIEF OPERATING OFFICER AND DIRECTOR

         Cecil D. Gritz became a director upon the acquisition of Dolphin in November 2002 and became our chief operating officer in October 2003. He has worked in the oil and gas industry for more than three decades and holds an advanced degree in petroleum engineering and is a graduate of the Colorado School of Mines. Mr. Gritz worked as an engineer in various capacities for Shell Oil Company from June 1966 to August 1973. After leaving Shell Oil Company, he worked as a drilling and production manager, president of a drilling company, and petroleum engineer for companies in Denver, Colorado. He was the vice president of engineering and operations for Vista Resources,

Inc., Denver, Colorado, from July 1977 to September 1982, and the drilling and production manager for Trend Exploration Limited, Denver, Colorado, from September 1982 to September 1986. As an in-house full-time consultant, he provided services as a petroleum engineer and project manager for David Schlachter Oil & Gas, an independent oil and gas company based in Dallas, Texas, from September 1986 to March 1988. He was vice president of operations for Dantex Oil & Gas, Inc., Dallas, Texas, from March 1988 to August 1993. Mr. Gritz has been a manager and consulting petroleum engineer for Harbor Petroleum, LLC in Granbury, Texas, since August 1993. He was also a 50% owner of that company, which is no longer active. Mr. Gritz devotes all of his working time to the business of Galaxy.

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

DR. JAMES M. EDWARDS, DIRECTOR

         Dr. James M. Edwards became a director upon the acquisition of Dolphin in November 2002. He has been actively involved in international oil and gas exploration and exploitation for more than 27 years. He has participated in oil and gas discoveries in Australia, Columbia, Equatorial Guinea, France, Norway, Trinidad, Thailand, the United Kingdom, and the United States. Dr. Edwards previously worked as chief geologist for Triton Energy Corporation. While with Triton, he participated in the discovery efforts of the Cusiana/Cupiagua Field Complex, Columbia. Since June 1991, he has been the president of Equinox Energy Corp., an oil and gas consulting company located in Dallas, Texas. Dr. Edwards holds advanced degrees in geology, including a Master of Science from the University of Georgia and a Ph.D. from Rice University. Dr. Edwards has been the chief operating officer of Falcon Oil & Gas Ltd., a related party, since June 2006.

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

RONALD P. TROUT, DIRECTOR

         Ronald P. Trout became a director in November 2006. Mr. Trout is a former senior vice president and was one of the founding partners of Hourglass Capital Management, Inc., a Texas-based investment management company. While at Hourglass, he had primary research responsibility for various sectors of the stock market including machinery, insurance, utilities, and energy. Mr. Trout retired from Hourglass in April 2001. Prior to the formation of Hourglass, he was the senior vice president of Mercantile Securities Corp., the trust investment arm of Mercantile Bank. Mr. Trout has been a Chartered Financial Analyst (CFA) since 1974. He is a current member of the Dallas Association of Investment Analysts and the past president of the Oklahoma Chapter of Investment Analysts. Mr. Trout received bachelor of science and master of science degrees from the University of Missouri with a major in Finance.

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

         The Audit Committee currently consists of Messrs. Collins, Fetters and Trout, all of whom are independent under the definition of independence used in the NASD listing standards. Mr. Collins serves as the chairman of the Audit Committee. The board of directors has determined that Messrs. Collins and Trout are audit committee financial experts with the meaning set forth in the rules and regulations under the Securities Exchange Act of 1934.

         The Compensation Committee currently consists of Messrs., Edwards, Fetters, and Collins. The Compensation Committee is responsible for administering and granting awards under all equity incentive plans; reviewing the compensation of the our chief executive officer and recommendations of the chief executive officer as to appropriate compensation for the other executive officers and key personnel; and examining periodically the company's general compensation structure.

         The Nominating Committee currently consists of Messrs. Edwards and Fetters. The Nominating Committee assists the board in identifying qualified individuals to become directors, recommends to the board qualified director nominees for election at the stockholders' annual meeting, determines membership on the board committees, recommends a set of Corporate Governance Guidelines, oversees annual self-evaluations by the board and self-evaluates itself annually, and reports annually to the board on the chief executive officer succession plan.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended November 30, 2006, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers and each of our next highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered during the years ended November 30, 2006, 2005 and 2004.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                   -------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                    ---------------------------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP        ALL OTHER
    PRINCIPAL                                         COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS      COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)    TION ($)        ($)       SARS (#)        ($)         TION ($)
-----------------------------------------------------------------------------------------------------------------------
 Marc E. Bruner     2006     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
  President (1)<F1> 2005     $120,000        -0-          -0-          -0-      100,000 (2)<F2>  -0-          -0-
                    2004     $108,000        -0-          -0-          -0-      750,000 (2)<F2>  -0-          -0-

-----------------------------------------------------------------------------------------------------------------------
  Cecil Gritz,      2006     $110,000        -0-          -0-          -0-          -0-          -0-          -0-
 Chief Operating    2005     $110,000        -0-          -0-          -0-      100,000 (2)<F2>  -0-          -0-
     Officer        2004     $104,450        -0-          -0-          -0-      625,000 (2)<F2>  -0-          -0-
-----------------------------------------------------------------------------------------------------------------------
   Christopher      2006     $100,000        -0-          -0-          -0-          -0-          -0-          -0-
    Hardesty        2005     $100,000        -0-          -0-          -0-      300,000 (2)<F2>  -0-          -0-
 Chief Financial
     Officer
-----------------------------------------------------------------------------------------------------------------------
     Richard        2006     $108,000      $25,000        -0-          -0-          -0-          -0-          -0-
   Kurtenbach       2005     $108,000                                           75,000 (2)<F2>   -0-          -0-
 Vice President,
Chief Accounting
     Officer
-----------------------------------------------------------------------------------------------------------------------

(1)<F1> Mr. Bruner has been the President since November 13, 2002.
(2)<F2> These stock options vest in equal amounts quarterly over a five-year period.

         No stock options were granted during the year ended November 30, 2006 to the executive officers named in the above table. No options have been exercised by any of our executive officers.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                                      OPTIONS/SARS AT FY-END        OPTIONS/SARS AT
                          SHARES ACQUIRED ON                                    (#)                    FY-END ($)
         NAME                EXERCISE ($)        VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
    Marc E. Bruner                -0-                   -0-               452,500/397,500               -0-/-0-
---------------------------------------------------------------------------------------------------------------------------
      Cecil Gritz                 -0-                   -0-               383,750/341,250               -0-/-0-
---------------------------------------------------------------------------------------------------------------------------
 Christopher Hardesty             -0-                   -0-               120,000/180,000               -0-/-0-
---------------------------------------------------------------------------------------------------------------------------
  Richard Kurtenbach              -0-                   -0-               236,250/213,750               -0-/-0-
---------------------------------------------------------------------------------------------------------------------------

         We reimburse our officers and directors for reasonable expenses incurred during the performance of their duties for Galaxy Energy.

         Since March 1, 2004, we have paid our outside directors $2,500 per month, plus an additional $500 per month for each committee on which they serve. On January 1 of each year, we grant each of our outside directors options to purchase 60,000 shares of common stock, which vest immediately and are exercisable for ten years at the market price as of date of grant. The options granted in January 2006 vested immediately and are exercisable through January 4, 2016 at $1.19 per share. The options granted in January 2007 vested immediately and are exercisable through January 1, 2017 at $0.19 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, the Compensation Committee of the board was comprised of three directors, Messrs. Edwards, Fetters and Collins. None of these directors is or was an officer of the company or any of its subsidiaries at any time now or in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE COMPANY

         The Compensation Committee of the board of directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for our executive officers. The Compensation Committee for the year ended November 30, 2006 was composed of Messrs. Edwards, Fetters, Collins, and Trout none of whom is employed by the company or any of its subsidiaries. The Compensation Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options. The Compensation Committee's compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the company. The current executive compensation consists of base salary, potential cash bonus awards and long-term incentive opportunities in the form of stock options. Although the Compensation Committee has not adopted a formal compensation plan, executive compensation is reviewed by the Compensation Committee and is set for individual executive officers based on subjective evaluations of each individual's performance, the company's performance, and a comparison to salary ranges for similar positions in other companies within the oil and gas industry. The goal of the Compensation Committee is to ensure that the company retains qualified executives and whose financial interests are aligned with those of the shareholders.

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

         STOCK OPTIONS. The Compensation Committee utilizes stock option awards as a method of aligning the executives' interests with those of the stockholders by giving the key employees a direct stake in the performance of the company. The Compensation Committee uses the same criteria described above to determine the level of stock option awards. During fiscal 2006, 2005 and 2004, the Company granted common stock options to the Company's employees, consultants and directors in the amounts of 240,000, 975,000 and 3,500,000, respectively. In April 2004, 60,000 of the 2004 options were relinquished.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. During the year ended November 30, 2006, Marc E. Bruner, President and Chief Executive Officer received total compensation of $120,000 in salary and no cash bonus. The Compensation Committee considered the factors described above to determine that the compensation paid to Mr. Bruner during 2006 was appropriate. The foregoing report is made by the Compensation Committee of the company's board of directors.

PERFORMANCE CHART

         The following chart shows the changes in the value of $100, over the period of November 2002, when the company began trading, until November 30, 2006, invested in: (1) Galaxy Energy Corporation; (2) the NASDAQ Market Index; and (3) a peer group consisting of the 28 publicly-held companies in the S&P Small Cap Energy Index. The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on November 30, 2002 and that all dividends were reinvested. Calculations exclude trading commissions and taxes. The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of our common stock.


                                [OBJECT OMITTED]

----------------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                            11/13/2002   11/30/2002    11/30/2003     11/30/2004     11/30/2005    11/30/2006
----------------------------------------------------------------------------------------------------------------
GALAXY ENERGY CORPORATION    $ 100.00     $  85.82      $ 170.90       $ 105.22       $  92.00      $ 19.29
----------------------------------------------------------------------------------------------------------------
S&P SC ENERGY INDEX          $ 100.00     $ 115.39      $ 152.21       $ 270.66       $ 389.64      $ 489.72
----------------------------------------------------------------------------------------------------------------
AMEX COMPOSITE               $ 100.00     $  99.71      $ 134.73       $ 172.51       $ 248.34      $ 304.09
----------------------------------------------------------------------------------------------------------------
   Source:  CTA Integrated Communications www.ctaintegrated.com (303) 665-4200.  Data from ReutersBRIDGE Data Networks

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

         As of November 30, 2006, options to purchase 4,715,000 shares were outstanding at an average exercise price of $2.10 per share and 1,785,000 shares were available for future grant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of January 19, 2007:

                                                                 AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS (2)<F2>
----------------------------------------                      -----------------------        --------------------

Marc A. Bruner                                                     11,701,799 (3)<F3>                14.1%
29 Blauenweg
Metzerlen, Switzerland 4116

Resource Venture Management                                         4,899,525                         5.9%
29 Blauenweg
Metzerlen, Switzerland 4116



                                                                 AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS (2)<F2>
----------------------------------------                      -----------------------        --------------------
Bruner Group, LLP                                                   4,500,000                         5.4%
1775 Sherman Street #1375
Denver, Colorado 80203

Marc E. Bruner                                                      2,000,000 (4)<F4>                 2.4%

Cecil D. Gritz                                                        425,000 (5)<F5>                   *

Dr. James Edwards                                                     300,000 (6)<F6>                   *

Richard E. Kurtenbach                                                 262,500 (7)<F7>                   *

Robert Thomas Fetters, Jr.                                            240,000 (8)<F8>                   *

Nathan C. Collins                                                     240,000 (8)<F8>                   *

Christopher S. Hardesty                                               166,000 (9)<F9>                   *

Ronald P. Trout                                                        60,000 (10)<F10>                 *

All officers and directors as a group  (9 persons)                  3,693,500 (11)<F11>               4.4%
*less than one percent (1%)
------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 82,661,968 shares of Common Stock outstanding as of January 19, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from January 19, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Included in Mr. Bruner's share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP. Mr. Bruner is a control person of both these entities. Also included in Mr. Bruner's share ownership are 203,390 shares issuable upon exercise of warrants.

(4)<F4>  Includes 500,000 shares issuable upon exercise of stock options.

(5)<F5>  Includes 425,000 shares issuable upon exercise of stock options.

(6)<F6>  Includes 300,000 shares issuable upon exercise of stock options.

(7)<F7>  Includes 262,500 shares issuable upon exercise of stock options.

(8)<F8>  Includes 240,000 shares issuable upon exercise of stock options.

(9)<F9>  Includes 150,000 shares issuable upon exercise of stock options.

(10)<F10>Includes 60,000 shares issuable upon exercise of stock options.

(11)<F11>Includes 2,177,500 shares issuable upon exercise of stock options.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         At November 30, 2006, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
  Equity compensation plans              4,715,000                      $2.10                      1,785,000
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               -0-                          --                           -0-
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
            Total                        4,715,000                      $2.10                      1,785,000
-------------------------------------------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

MARC A. BRUNER/RESOURCE VENTURE MANAGEMENT

         Marc A. Bruner is one of our principal shareholders, one of the founders of Dolphin, and the father of Marc E. Bruner, who serves as our president, chief executive officer and a director. We utilize the services of Marc A. Bruner as a consultant and pay for his services through his company, Resource Venture Management. Resource Venture Management currently has only one employee, Marc A. Bruner. During years ended November 30, 2006, 2005 and 2004, we paid management fees of $30,000, $120,000, and $120,000, respectively, to Resource Venture Management. We also incurred other costs and expenses of $-0-, $30,000 and $79,929 with Resource Venture Management for those same periods, of which $-0-, $12,079 and $37,826 remained outstanding as of the respective period ends.

HARBOR PETROLEUM, LLC AND FLORIDA ENERGY, INC.

         We used the services of Harbor Petroleum, LLC to acquire oil, gas and mineral interest leases in Rusk and Nacogdoches counties, Texas. Harbor Petroleum is 50%-owned and managed by Cecil Gritz, our chief operating officer and one of our directors. As of November 30, 2006, we held leases covering approximately 1,955 net acres. While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases have been assigned to Dolphin. Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc
A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner, our president.

         By an agreement dated March 6, 2003, Dolphin acknowledged that it was responsible for payment of all of the acquisition costs and maintenance costs of the leases. Dolphin owns all of the working interests acquired under the leases, except for a 2% overriding royalty interest, shared equally by Harbor Petroleum and Florida Energy. However, with respect to 400 contiguous acres designated by Florida Energy, Florida Energy shall have a 3.125% overriding royalty interest instead of a 1% overriding royalty interest. In addition, Dolphin paid Florida Energy a bonus of $50,000 for identifying this lease play

         During the years ended November 30, 2005 and 2004, we incurred costs and expenses with Harbor of $41,681and $271,588, respectively. Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500 and $163,737 for the corresponding years. Reimbursement of costs advanced by Harbor on behalf of us of $14,181 and $132,197 were paid during the years ended November 30, 2005 and 2004, respectively. We did not make any payments to Harbor during the year ended November 30, 2006.

THOMAS FAILS/ PANNONIAN INTERNATIONAL

         In connection with the acquisition of Pannonian, we assumed liabilities due from Pannonian to related parties, including advances from Marc A. Bruner of $39,500; notes payable and accrued interest due to the Thomas G. Fails, President of Pannonian, of $37,508; notes payable and accrued interest to a company wholly owned by Mr. Fails of $44,400; and accounts payable to directors of the company for services rendered and costs advanced of $63,346. As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian were paid in full. As of November 30, 2005 and 2006, we owed Mr. Fails $37,400 and $50,999 for office and personnel expenses advanced by him. These amounts are included in accounts payable, related as of the respective dates.

BRIAN HUGHES

         In April 2004, we executed a strategic consulting agreement with Brian Hughes, who was a member of our Advisory Committee. Under the terms of the agreement, the individual was to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on our acreage in the Powder River Basin in Wyoming and Montana. In addition, we agreed to pay an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%. During the years ended November 30, 2005 and 2004, we paid Mr. Hughes $21,250 and $590,000 in location fees. During the year ended November 30, 2005, we assigned overriding royalty interests with a fair value of $732,687 to Mr. Hughes. We did not pay any location or consulting fees to Mr. Hughes during the year ended November 30, 2006.

EXXEL ENERGY CORP.

         On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the "Agreement") with Apollo Energy LLC and ATEC Energy Ventures, LLC (the "Sellers") to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow. During the six months ended August 31, 2005 we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area. Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. ("Exxel") In exchange for the assignment of his rights and obligations to Exxel, he received a significant ownership percentage of Exxel, thereby establishing Exxel as a related party to Galaxy.

         The terms of the Participation Agreement as amended, required the Exxel to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project. During the year ended November 30, 2006, we, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by us and Exxel. In accordance with the terms of the Participation Agreement, Exxel paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs. In addition, Exxel paid us $1,695,830 as compensation for management of the drilling program during the year. As of November 30, 2006, Exxel owed us $923,172 for its share of joint venture costs and management fees. This amount, included in accounts receivable, joint interest at November 30, 2006, was paid by Exxel in December 2006 and February 2007.

FALCON OIL & GAS LTD.

        In June 2005, we entered into a farmout agreement with Falcon Oil & Gas Ltd. ("Falcon") to evaluate the 21,538-gross acre concession held by our subsidiary in the Jiu Valley Coal Basin in Romania. Marc A. Bruner is the

Chairman of the Board, President and CEO of Falcon. The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and a second optional well on the concession, and to pay us $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession. We recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property. We have completed the drilling of the first test well on the concession and are evaluating completion and testing operations to be undertaken.

PETROHUNTER ENERGY CORPORATION

         During the year ended November 30, 2006, we entered into an agreement with PetroHunter Energy Corporation ("PetroHunter") to utilize a drilling rig owned and operated by a non-related third party drilling contractor. At January 31 2007, Marc A. Bruner was a 33.4% beneficial shareholder of PetroHunter. The contract called for drilling costs incurred on our well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to us. We paid PetroHunter $703,970 under this arrangement during the year ended November 30, 2007. As of November 30, 2006, we owed PetroHunter $8,860 under the terms of the agreement. We subsequently paid this amount to PetroHunter in January 2007.

         On December 29, 2006, we entered into a Purchase and Sale Agreement (the "PSA") with PetroHunter and its wholly owned subsidiary, PetroHunter Operating Company. Pursuant to the PSA, we agreed to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

         The purchase price for Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share.

         Closing of the transaction is subject to approval by our secured note holders, approval of all matters in its discretion by our Board of Directors, PetroHunter obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by March 31, 2007.

         As required by the PSA, PetroHunter made an initial earnest money payment of $2.0 million in January 2007. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to PetroHunter, and shall be an unsecured subordinated debt of our company, which is payable only after repayment of our senior indebtedness.

         PetroHunter became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by PetroHunter as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

         MAB Resources LLC, a Delaware limited liability company controlled by Marc A. Bruner, has orally agreed to guarantee our performance under the PSA (including but not limited to all our obligations under the Note), and has orally agreed to reimburse PetroHunter for certain losses and damages which might be incurred as a result of those parties entering into the PSA. We expect that a written agreement will be entered into by the parties prior to closing.

FUTURE TRANSACTIONS

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

DIRECTOR INDEPENDENCE

         For a director to be considered independent under the Listing Standards of the American Stock Exchange ("AMEX"), the board must affirmatively determine that the director has no direct or indirect material relationship with us. The AMEX Listing Standards contain guidelines for determining whether a director should be considered independent. These guidelines are used by the board in making determinations regarding independence. The board has determined that the following directors are independent: Dr. James Edwards, Robert Thomas Fetters, Jr., Nathan C. Collins, and Ronald P. Trout.

         All of the members of our compensation, nominating, and audit committees are independent.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         For the fiscal year ended November 30, 2006, Hein & Associates LLP ("Hein") is expected to bill approximately $140,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

          For the fiscal year ended November 30, 2005, Hein billed $135,313 for the audit of our annual financial statements and its review of our Form 10-Q filings and registration statements.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

         For the fiscal years ended November 30, 2006 and 2005, Hein billed $263 and $4,419, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed by Hein, other than for the services described above, for fiscal years 2006 and 2005.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

         The following documents are either filed herewith or incorporated herein by reference:

         The audited consolidated financial statements of Galaxy Energy Corporation and subsidiaries as of November 30, 2006 and 2005 and for each of the three years in the period ended November 30, 2006, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the "Index to the Consolidated Financial Statements" set forth in Item 8.

FINANCIAL STATEMENT SCHEDULES:

         No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

EXHIBITS:

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
    2.1 Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
--------------------------------------------------------------------------------
    2.2 Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)
--------------------------------------------------------------------------------
    3.1       Articles of Incorporation (3)
--------------------------------------------------------------------------------
    3.2       Articles of Amendment to Articles of Incorporation (4)(5)
--------------------------------------------------------------------------------
    3.3       Bylaws (3)
--------------------------------------------------------------------------------
   10.1       2003 Stock Option Plan (4)
--------------------------------------------------------------------------------
   10.2 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (6)
--------------------------------------------------------------------------------
   10.3       Form of Initial Note (6)
--------------------------------------------------------------------------------
   10.4       Form of Conditional Note (6)
--------------------------------------------------------------------------------
   10.5       Form of Common Stock Purchase Warrant (6)
--------------------------------------------------------------------------------
   10.6 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (6)
--------------------------------------------------------------------------------
   10.7 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   10.8 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (6)
--------------------------------------------------------------------------------
   10.9       Form of Mortgage (6)
--------------------------------------------------------------------------------
   10.10 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (7)
--------------------------------------------------------------------------------
   10.11 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (7)
--------------------------------------------------------------------------------
   10.12 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.13      Form of Note (7)
--------------------------------------------------------------------------------
   10.14      Form of Common Stock Purchase Warrant (7)
--------------------------------------------------------------------------------
   10.15 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.16      Subordination Agreement (7)
--------------------------------------------------------------------------------
   10.17 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (8)
--------------------------------------------------------------------------------
   10.18      Second Amendment to Participation Agreement dated May 24, 2005 (9)
--------------------------------------------------------------------------------
   10.19 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (10)
--------------------------------------------------------------------------------
   10.20      Form of Note (10)
--------------------------------------------------------------------------------
   10.21      Form of Qualifying Issuance Warrants (10)
--------------------------------------------------------------------------------
   10.22      Form of Repurchase Warrants (10)
--------------------------------------------------------------------------------
   10.23      Form of Registration Rights Agreement (10)
--------------------------------------------------------------------------------
   10.24 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (10)
--------------------------------------------------------------------------------
   10.25      Form of Mortgage Amendment (10)
--------------------------------------------------------------------------------
   10.26      Form of Waiver and Amendment to 2004 Notes and Warrants (11)
--------------------------------------------------------------------------------
   10.27      Form of Waiver and Amendment to March 2005 Notes and Warrants (10)
--------------------------------------------------------------------------------
   10.28      Form of Conveyances of Overriding Royalty Interests (10)
--------------------------------------------------------------------------------
   10.29      Form of March 2005 Subordination Agreement (10)
--------------------------------------------------------------------------------
   10.30      Second Amendment to Lease Acquisition and Development Agreement
              (12)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   10.31      Third Amendment to Participation Agreement dated October 4, 2005
              (13)
--------------------------------------------------------------------------------
   10.32      Waiver and Amendment dated December 1, 2005 between Galaxy
                   Energy Corporation and the investors named therein (14)
--------------------------------------------------------------------------------
   10.33 Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (15)
--------------------------------------------------------------------------------
   10.34      Form of Debenture (15)
--------------------------------------------------------------------------------
   10.35      Form of Warrant (15)
--------------------------------------------------------------------------------
   10.36      Form of Subordination Agreement (15)
--------------------------------------------------------------------------------
   10.37 Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (16)
--------------------------------------------------------------------------------
   10.38 Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (17)
--------------------------------------------------------------------------------
   10.39 Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (18)
--------------------------------------------------------------------------------
   10.40      Subordination Agreement dated September 28, 2006 (18)
--------------------------------------------------------------------------------
   10.41 Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (19)
--------------------------------------------------------------------------------
   10.42      Subordination Agreement dated November 1, 2006 (19)
--------------------------------------------------------------------------------
   10.43 Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (20)
--------------------------------------------------------------------------------
   10.44      Subordination Agreement dated November 13, 2006 (20)
--------------------------------------------------------------------------------
   10.45      November 2006 Waiver and Amendment Agreement dated November
              29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (21)
--------------------------------------------------------------------------------
   10.46      Registration Rights Agreement dated November 29, 2006 (21)
--------------------------------------------------------------------------------
   10.47 Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (22)
--------------------------------------------------------------------------------
   10.48      Subordination Agreement dated November 30, 2006 (22)
--------------------------------------------------------------------------------
   10.49 Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (23)
--------------------------------------------------------------------------------
   10.50      Subordination Agreement dated February 1, 2007 (23)
--------------------------------------------------------------------------------
   10.51 Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (24)
--------------------------------------------------------------------------------
   10.52      Subordination Agreement dated February 26, 2007 (24)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
   10.53      Combined Amendment to Lease Acquisition and Development Agreements
              and to Participation Agreement (25)
--------------------------------------------------------------------------------
   10.54      Forbearance Agreement between Galaxy Energy Corporation and
              Bruner Family Trust UTD March 28, 2005 dated effective
              December 1, 2006
--------------------------------------------------------------------------------
    21        Subsidiaries of the registrant (4)
--------------------------------------------------------------------------------
   23.1       Consent of Independent Registered Public Accounting Firm, Hein &
              Associates LLP dated March 14, 2007
--------------------------------------------------------------------------------
   31.1       Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2       Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief
              Executive Officer
--------------------------------------------------------------------------------
   32.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief
              Financial Officer
--------------------------------------------------------------------------------
----------------------
(1) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated December 29, 2006, filed March 1, 2007.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.
(4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(8) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(9) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(11) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(12) Incorporated by reference to the exhibits to amendment no. 3 to the registrant's current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(13) Incorporated by reference to the exhibits to amendment no. 4 to the registrant's current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(14) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(15) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.

(16) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(17) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(18) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(19) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(20) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(21) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(22) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(23) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(24) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(25) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GALAXY ENERGY CORPORATION



Date:  March 15, 2007                  By: /s/ MARC E. BRUNER
                                          --------------------------------------
                                               Marc E. Bruner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE


                                         President and Director (Principal Executive
/s/ MARC E. BRUNER                       Officer)                                       March 15, 2007
------------------------------------
Marc E. Bruner

                                         Chief Operating Officer and
/s/ CECIL D. GRITZ                       Director                                       March 15, 2007
------------------------------------
Cecil D. Gritz
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary (Principal
/s/ CHRISTOPHER S. HARDESTY              Financial Officer)                             March 15, 2007
------------------------------------
Christopher S. Hardesty

                                         Vice President - Administration and
/s/ RICHARD E. KURTENBACH                Controller (Principal Accounting Officer)      March 15, 2007
------------------------------------
Richard E. Kurtenbach


/s/ NATHAN C. COLLINS                    Director                                       March 15, 2007
------------------------------------
Nathan C. Collins


/s/ DR. JAMES M. EDWARDS                 Director                                       March 15, 2007
------------------------------------
Dr. James M. Edwards


                                         Director
------------------------------------
Robert Thomas Fetters, Jr.


                                         Director
------------------------------------
Ronald P. Trout


                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets
             November 30, 2006 and 2005

          Consolidated Statements of Operations
             Years ended November 30, 2006, 2005 and 2004, and
             Cumulative Amounts from Inception to November 30, 2006

          Consolidated Statement of Stockholders' Equity
             Period from Inception (June 18, 2002) to November 30, 2003, and Years ended November 30, 2006, 2005 and 2004

          Consolidated Statements of Cash Flows
             Years ended November 30, 2006, 2005 and 2004, and
             Cumulative Amounts from Inception to November 30, 2006

          Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Energy Corporation
Denver, Colorado

We have audited the consolidated balance sheets of Galaxy Energy Corporation and subsidiaries (the "Company"), a development stage company, as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and 2005, and the results of their operations and their cash flows for the three year period then ended, in conformity with U.S. generally accepted accounting principles.

The financial  statements of the Company for the period from inception (June 18,
2002) to November 30, 2003 were audited by other auditors, whose report dated February 24, 2004, expressed an unqualified opinion on those financial statements. We have audited the combination in the accompanying statements of operations, stockholders' equity, and cash flows for the period from inception (June 18, 2002) to November 30, 2003 into the period from inception (June 18,
2002) to November 30, 2006. In our opinion, such financial statements have been properly combined.

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


/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 14, 2007

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2006 and 2005


                                                                            2006                  2005
                                     ASSETS
Current assets
      Cash and cash equivalents                                   $         608,180     $       1,328,469
      Accounts receivable, joint interest                                    60,475               744,037
      Accounts receivable, joint interest, related party                    923,172                32,845
      Accounts receivable, other                                            102,800               510,196
      Prepaid and other                                                     107,236               167,513
                                                                  ------------------    ------------------
           Total Current Assets                                           1,801,863             2,783,060
                                                                  ------------------    ------------------

Oil and gas properties, at cost, full cost method of accounting
      Evaluated oil and gas properties                                   10,991,945             9,991,629
      Unevaluated oil and gas properties                                 42,767,330            41,464,395
      Less accumulated depletion, amortization and impairment            (8,966,135)           (7,097,299)
                                                                  ------------------    ------------------
                                                                         44,793,140            44,358,725
                                                                  ------------------    ------------------

                                                                  ------------------    ------------------
Furniture and equipment, net                                                121,945               194,877
                                                                  ------------------    ------------------

Other assets
      Deferred financing costs, net                                         565,524               721,024
      Restricted investments                                                459,783               379,782
      Other                                                                  18,003                21,910
                                                                  ------------------    ------------------
                                                                          1,043,310             1,122,716

                                                                  ------------------    ------------------
TOTAL ASSETS                                                      $      47,760,258     $      48,459,378
                                                                  ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                       $       1,548,168     $       1,880,290
      Accounts payable  - related party                                      64,400                99,078
      Notes payable - related party                                       7,549,728                     -
      Current portion convertible notes payable, net                     10,019,996             5,041,524
      Notes payable                                                               -             2,049,728
      Interest payable                                                    2,488,451               402,884
                                                                  ------------------    ------------------
           Total Current Liabilities                                     21,670,743             9,473,504
                                                                  ------------------    ------------------

Non-current obligations
      Convertible notes payable, net                                     16,308,801            10,392,434
      Interest Payable                                                      572,466               744,833
      Asset retirement obligation                                         1,288,337             1,242,967
                                                                  ------------------    ------------------
           Total Non-current Obligations                                 18,169,603            12,380,234
                                                                  ------------------    ------------------

Commitments and contingencies ( Notes 2 and 10)                                   -                     -

Stockholders' equity
      Preferred stock, $001 par value
           Authorized - 25,000,000 shares
           Issued - none                                                          -                     -
      Common stock, $.001 par value
           Authorized - 400,000,000 shares
           Issued and outstanding - 81,661,968 shares and
           and 68,668,029 shares                                             81,662                68,668
      Capital in excess of par value                                     71,537,766            64,073,382
      Deficit accumulated during the development stage                  (63,699,517)          (37,536,410)
                                                                  ------------------    ------------------
           Total Stockholders' Equity                                     7,919,911            26,605,640

                                                                  ------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      47,760,258     $      48,459,378
                                                                  ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          Cumulative
                                                   Year Ended        Year Ended        Year Ended      From Inception
                                                  November 30,      November 30,      November 30,   (June 18, 2002) to
                                                      2006              2005              2004        November 30, 2006
Revenue
   Natural gas sales                            $    1,194,642    $    1,297,194    $      122,455    $       2,614,291
   Gain on disposition of oil and gas property               -           197,676                 -              197,676
   Gain on disposition of oil and gas property,
    and other income, related party                     79,474            43,472                 -              122,946
                                                ------------------------------------------------------------------------
                                                     1,274,116         1,538,342           122,455            2,934,913
                                                ------------------------------------------------------------------------

Costs and expenses
   Lease operating expense                             781,136           965,069            59,247            1,805,451
   General and administrative                        5,016,534         5,316,588         3,517,218           17,085,902
   Impairment of oil and gas properties              1,328,432         5,273,795                 -            6,667,996
   Depreciation, depletion and amortization            779,446         1,887,074            76,390            2,743,595
                                                ------------------------------------------------------------------------
                                                     7,905,548        13,442,526         3,652,855           28,302,944
                                                ------------------------------------------------------------------------

Other income (expense)
   Interest and other  income                           15,614           163,291            51,396              230,301
   Interest expense and financing costs            (19,547,289)      (12,244,752)       (6,352,100)         (38,561,787)
                                                ------------------------------------------------------------------------
                                                   (19,531,675)      (12,081,461)       (6,300,704)         (38,331,486)
                                                ------------------------------------------------------------------------

Net Loss                                        $  (26,163,107)   $  (23,985,645)   $   (9,831,104)   $     (63,699,517)
                                                ========================================================================

Net loss per common share - basic and diluted   $        (0.36)   $        (0.37)   $        (0.18)   $           (1.21)
                                                ========================================================================
Weighed average number of common
   shares outstanding - basic and diluted           72,094,609        64,698,889        53,488,853           52,553,620
                                                ========================================================================

   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
   PERIOD FROM INCEPTION (June 18, 2002) TO NOVEMBER 30, 2002 AND YEARS ENDED
                     NOVEMBER 30, 2003, 2004, 2005 AND 2006

                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                              Capital          During the
                                                                    Common Stock             In Excess         Development
                                                              Shares            Amount       Par Value            Stage
Balance, June 18, 2002 (Inception)                                   -       $     -       $         -       $         -

   Issuance of common stock for services
     at $0.05 per share                                      4,000,000           4,000           196,000
   Sale of common stock for cash at:
     $0.001 per share                                       11,500,000          11,500               -
     $0.02 per share                                           500,000             500             9,500
     $0.05 per share                                         3,000,000           3,000           147,000
     $0.34 per share                                         1,997,058           1,997           677,003
   Recapitalization of shares issued
     prior to merger                                         9,028,000           9,028           (69,359)
   Net loss                                                                                                     (1,140,066)
                                                         ------------------------------------------------------------------

Balance, November 30, 2002                                  30,025,058          30,025           960,144        (1,140,066)

   Issuance of common stock for cash
     at $1.00 per share                                      1,602,000           1,602         1,598,228
   Issuance of common stock for services at:
     $1.00 per share                                            10,000              10             9,990
     $ .91 per share                                            60,000              60            54,540
   Issuance of common stock to related party
     upon conversion of outstanding debt at $1.00 per share    233,204             233           232,971
   Issuance of common stock to related party
     for services at $1.00 per share                            90,000              90            89,910
   Common stock issued to acquire subsidiary                 1,951,241           1,952          (204,184)
   Warrants to acquire common stock in conjunction with
     convertible debenture issuance                                                            1,285,995
   Intrinsic value of debentures beneficial conversion
     feature                                                                                   2,292,654
   Net Loss                                                                                                     (2,579,595)
                                                         ------------------------------------------------------------------

Balance, November 30, 2003                                  33,971,503          33,972         6,320,248        (3,719,661)

   Issuance of common stock upon warrant conversion             45,763              46            26,954
   Issuance of common stock for cash at $1.40 per share      2,503,571           2,504         3,502,496
   Warrants issued to placement agents in connection                                             157,599
     with common stock
   Costs of offering                                                                          (1,784,448)
   Issuance of common stock for oil and gas properties
     at $1.40 per share                                      2,000,000           2,000         2,798,000
   Issuance of common stock for oil and gas properties
     at $1.80 per share                                      3,000,000           3,000         5,397,000
   Issuance of common stock for cash at $1.80 per share      6,637,671           6,638        11,941,161
   Warrants issued to placement agents in connection
     with common stock                                                                           900,504
   Costs of offering                                                                            (449,439)
   Issuance of common stock upon conversion of
     convertible debenture                                   1,525,424           1,525           898,475
   Issuance of common stock for oil and gas properties
     at $2.63 per share                                        360,000             360           946,440
   Issuance of common stock upon conversion of
     convertible debenture and accrued interest              8,054,364           8,054         4,744,021


   The accompanying notes are an integral part of these financial statements.

                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                              Capital          During the
                                                                    Common Stock             In Excess         Development
                                                              Shares            Amount       Par Value            Stage
   Issuance of common stock for cashless exercise of
     placement agent warrants                                  719,213             719              (719)
   Discount on convertible notes payable due to issuance
     of detachable warrants                                                                    4,336,316
   Warrants issued to placement agents in connection
     with convertible notes payable                                                              404,021
   Stock based compensation costs for stock options
     granted to non-employees                                                                     34,525


   Net Loss                                                                                          -          (9,831,104)
                                                         ------------------------------------------------------------------
Balance, November 30, 2004                                  58,817,509          58,818        40,173,154       (13,550,765)

   Issuance of common stock upon warrant
      conversion                                             1,332,676           1,332           990,970
   Issuance of common stock for cashless
      exercise of warrants                                     577,033             577              (577)
   Issuance of common stock upon conversion of
      convertible notes and accrued interest                 7,940,811           7,941         8,677,068
   Discount on convertible notes payable due to
      issuance of detachable warrants                                                         12,902,328
   Discount on issuance of common stock
      below market value                                                                       1,074,428
   Warrants issued to placement agents in
      connection with convertible notes payable                                                   88,874
   Stock based compensation costs for stock
      options granted to non-employees                                                           167,137
   Net loss                                                                                                    (23,985,645)

                                                         ------------------------------------------------------------------
Balance, November 30, 2005                                  68,668,029          68,668        64,073,382       (37,536,410)
   Warrants issued to placement agents in
      connection with convertible notes payable                                                   27,274
   Discount on convertible notes payable due to
      issuance of detachable warrants                                                            395,986
   Stock based compensation costs for stock
      options granted to employees & non-employees                                             1,525,751
   Discount on convertible notes payable due to
      issuance of detachable warrants                                                            170,555
   Issuance of common stock upon conversion of
      convertible notes and accrued interest                12,993,939          12,994         4,799,255
   Discount on issuance of common stock
      below market value                                                                         545,563
   Net loss                                                                                                    (26,163,107)

                                                         ------------------------------------------------------------------
Balance, November 30, 2006                                  81,661,968       $  81,662     $  71,537,766     $ (63,699,517)
                                                         ==================================================================



   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Cumulative
                                                          Year Ended       Year Ended       Year Ended       From Inception
                                                          November 30,     November 30,     November 30,   (June 18, 2002) to
                                                              2006             2005             2004        November 30, 2006
Cash flows from operating activities
    Net loss                                             $ (26,163,107)   $ (23,985,645)   $  (9,831,104)    $  (63,699,517)
    Adjustments to reconcile net loss to net
       cash (used) by operating activities
    Stock for interest                                         644,549        3,695,884           12,075          4,352,508
    Stock for services                                             -                -                -              264,600
    Stock for services - related party                             -                -                -               90,000
    Oil and gas properties for services                            -            732,687              -              732,687
    Stock for debt - related party                                 -                -                -              233,204
    Amortization of discount and deferred financing
      costs on convertible debt                             10,611,349        4,870,043        2,085,491         17,908,562
    Finance costs incurred  for waiver of triggering
      event                                                  3,457,101              -                -            3,457,101
    Write-off of discount and deferred financing costs
       upon conversion of convertible debt                         -                -          2,979,404          2,979,404
    Write-off of discount and deferred financing costs
       upon extinguishment of convertible debt                     -          2,162,597              -            2,162,597
    Compensation expense on vested stock options             1,525,752          167,137           34,521          1,727,410
    Depreciation, depletion and amortization
       and accretion of ARO expense                            779,446        1,887,074           76,390          2,738,594
    Gain on disposition of oil and gas assets                  (72,713)        (197,676)             -             (270,389)
    Impairment of oil and gas properties                     1,328,432        5,273,795              -            6,667,996
    Other                                                          -                -                -               11,178
    Changes in assets and liabilities:
    Accounts payable - trade, accruals, bank                  (332,121)         454,463          (63,539)            39,658
    overdrafts
    Accounts payable - related                                 (34,679)         (14,679)         (46,274)            64,400
    Interest payable                                         1,913,199          441,998          631,000          3,060,917
    Accounts receivable, prepaids and other
       current assets                                          260,908       (1,256,589)        (142,523)        (1,187,776)
    Other                                                        4,405          (17,861)           4,973            (18,443)
                                                        --------------------------------------------------------------------
Net cash used by operating activities                       (6,077,479)      (5,786,772)      (4,259,586)       (18,685,309)
                                                        --------------------------------------------------------------------

Cash flows from investing activities
    Additions to oil and gas properties                     (4,145,612)     (18,873,239)     (20,266,368)       (45,425,027)
    Management fees earned on operated properties            1,695,830              -                -            1,695,830
    Purchase of furniture and equipment                         (1,995)        (128,056)        (145,909)          (281,172)
    Purchase surety bonds                                      (80,000)        (379,783)             -             (459,783)
    Proceeds from sale of oil and gas asset                    100,000          240,000              -              340,000
    Advance to affiliate                                                            -                -              (60,000)
    Cash received upon recapitalization and merger                                  -                -                4,234
                                                        --------------------------------------------------------------------
Net cash used by investing activities                       (2,431,777)     (19,141,078)     (20,412,277)       (44,185,918)
                                                        --------------------------------------------------------------------


                                                                                                              Cumulative
                                                          Year Ended       Year Ended       Year Ended       From Inception
                                                          November 30,     November 30,     November 30,   (June 18, 2002) to
                                                              2006             2005             2004        November 30, 2006
Cash flows from financing activities
    Proceeds from sale of common stock                             -                -         15,452,800         17,905,300
    Proceeds from sale of convertible notes payable          7,000,000       17,695,000       20,000,000         44,695,000
    Proceeds from sale of convertible debentures                   -                -                -            5,040,000
    Proceed for sale on notes payable - related party        5,500,000                                            5,500,000
    Proceeds from exercise of warrants                             -            992,306           27,000          1,019,306
    Debt and stock offering costs                             (127,700)        (942,169)      (2,419,978)        (3,980,569)
    Payment of convertible notes payable                    (4,583,333)      (1,436,447)             -           (6,019,780)
    Payment of note payable - related party                        -            (15,946)        (113,632)          (129,578)
    Payment of note payable                                                    (550,272)             -             (550,272)
                                                        --------------------------------------------------------------------
Net cash provided by financing activities                    7,788,967       15,742,472       32,946,190         63,479,407
                                                        --------------------------------------------------------------------

Net (decrease) increase in cash                               (720,289)      (9,185,378)       8,274,327            608,180

Cash and cash equivalents, beginning of period               1,328,469       10,513,847        2,239,520                -
                                                        --------------------------------------------------------------------
Cash and cash equivalents, end of period                $      608,180    $   1,328,469    $  10,513,847     $      608,180
                                                        ====================================================================


Supplemental schedule of cash flow information
    Cash paid for interest                              $    2,846,091    $   1,065,442    $     205,084     $    4,559,284
                                                        ====================================================================

Supplemental disclosures of non-cash investing and
financing activities
    Debt incurred for oil and gas properties            $          -      $         -      $   2,600,000     $    3,646,000
                                                        ====================================================================
    Debt incurred for finance costs                     $    3,547,101    $         -      $         -       $    3,547,101
                                                        ====================================================================
    Stock issued for services                           $          -      $         -      $         -       $      354,600
                                                        ====================================================================
    Stock issued for interest and debt                  $    4,812,249    $   8,685,009    $      12,075     $   13,742,538
                                                        ====================================================================
    Stock issued for convertible debentures             $          -      $         -      $   5,640,000     $    5,640,000
                                                        ====================================================================
    Warrants issued for offering and financing costs    $       27,274    $      88,874    $   1,462,124     $    1,685,850
                                                        ====================================================================
    Discount on convertible debt issued                 $      566,541    $  16,538,498    $   4,336,316     $   14,883,630
                                                        ====================================================================
    Conversion of interest to debt                      $          -      $         -      $         -       $       11,178
                                                        ====================================================================
    Stock issued for subsidiary - related               $          -      $         -      $         -       $     (202,232)
                                                        ====================================================================
    Stock issued for oil and gas properties             $          -      $         -      $   9,146,800     $    9,146,800
                                                        ====================================================================


   The accompanying notes are an integral part of these financial statements.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS COMBINATIONS

Galaxy Energy Corporation ("Galaxy") was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties. On November 13, 2002, Galaxy completed an Agreement and Plan of Reorganization (the "Agreement") whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation ("Dolphin"), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada. Galaxy was a public company and had no operations prior to entering into the Agreement. Dolphin, an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States, is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7. Dolphin is an exploration stage oil and gas company and had not earned any production revenue, nor found proved resources on any of its properties. Dolphin's principal activities had been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

As a result of this transaction, Dolphin became a wholly owned subsidiary of the Galaxy. Since this transaction resulted in the former shareholders of Dolphin acquiring control of Galaxy, for financial reporting purposes the business combination was accounted for as an additional capitalization of Galaxy (a reverse acquisition with Dolphin as the accounting acquirer). Dolphin was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value.

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
                                                            =============

On June 2, 2003, Galaxy completed a Share Exchange Agreement whereby it issued 1,951,241 shares of its common stock to acquire all the shares of Pannonian International, Ltd. ("Pannonian"), a related entity. Pannonian was a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado. The shares issued were valued at the predecessor cost of the net assets of Pannonian acquired. As a result of the June 2, 2003 transaction, Pannonian became a wholly owned subsidiary of Galaxy.

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
                                                            ===============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include Galaxy for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002. For the year ended November 30, 2003, the consolidated financial statements include Galaxy and Dolphin for the entire year and Pannonian from the effective date of the acquisition, June 2, 2003, to November 30, 2003. For the years ended November 30, 2004, 2005 and 2006, the consolidated financial statements include Galaxy, Dolphin, and Pannonian (the "Company"). All significant intercompany transactions have been eliminated upon consolidation.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended November 30, 2006 the Company incurred operating losses of $26,163,107 and used cash in operating activities of $6,077,479. During the year ended November 30, 2006 the Company's working capital deficit increased to $19,868,880 from $6,690,444, while its cash balance decreased to $608,180 from the November 30, 2005 balance of $1,328,469. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued operation is contingent upon its ability to raise additional capital through debt or equity placements or sell assets and ultimately attaining profitability from its oil and gas operations. As further discussed in Note 11 - Subsequent Events, subsequent to November 30, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company's oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets"). The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser's common stock. Closing of the transaction is subject to approval by the Company's secured noteholders, approval of all matters in its discretion by the Company's Board of Directors, the purchaser obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. The Company intends to use the cash proceeds to repay the senior secured convertible notes and is in negotiations with the subordinated noteholders to repay the principal and accrued interest on their notes utilizing the shares of common stock of the purchaser. If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets. In such an event the Company may be required to write off a portion of the carrying value and such write-off could be material.

The Company's continued operation is contingent upon its ability to raise additional capital and ultimately attaining profitability from its oil and gas operations. In addition to the sale of Powder River Basin Assets, the Company is considering other options for raising additional capital to fund its 2007 operational budget such as debt and equity offerings, other asset sales, the farm-out of some of its acreage and other similar type transactions. There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close. Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company's stockholders. If the Company is forced to sell additional assets to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company's carrying value of the asset.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and gas reserves which, as described in Note 3 - Property and Equipment, have a material impact on the carrying value of oil and gas property. In addition, significant estimates are required in the valuation of undeveloped oil and gas properties. Actual results could differ from those estimates and such differences could be material. The Company has negotiated a purchase and sale agreement with a related party to sell certain of its evaluated and unevaluated oil and gas properties. The value at which such assets are carried on the balance sheet is supported by an independent third party appraisal of an amount approximately equal to such carrying value, and the negotiated sales price for the assets is in excess of the carrying value. If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets. In such an event the Company may be required to write off in the near term a portion of the carrying value and such write-off could be material.

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. At November 30, 2006, the Company has determined no allowance for uncollectible receivables is necessary.

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

The Company has identified certain oil and gas properties which it intends to sell and has negotiated a purchase and sale agreement with a related party to dispose of those assets. Full cost accounting rules do no include provisions for segregating those assets and identifying them as held for sale or segregating related revenues and expenses as discontinued operations. Accordingly, those assets are reflected on the balance sheet as either evaluated and unevaluated oil and gas properties, as appropriate and the statement of operations reflects the related revenues and expenses with other continuing operations.

As of November 30, 2006, based on oil and gas prices of $49.50 per barrel and $6.74 per mcf, the full cost pool exceeded the above-described ceiling by $297,272 and the Company recorded an impairment of such amount. As of August 31, 2006, the Company's full cost pool exceeded the ceiling limitation based on oil and gas prices of $50.00 per barrel and $5.27 per mcf and the Company recognized impairment expense of $1,031,160 during the quarter ended August 31, 2006.

As of November 30, 2005, based upon oil and gas prices of $59.35 per barrel and $6.79 per mcf, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount.

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

Depreciation expense of $74,428, $63,263 and $20,353 was recorded for the years ended November 30, 2006, 2005 and 2004, respectively.

DEFERRED FINANCING COSTS

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized utilizing the interest method over the term of the debt agreements. Amortization expense of deferred financing costs were $310,474, $495,475 and $442,816 for the years ended November 30, 2006, 2005 and 2004, respectively.

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

As of November 30, 2006, the Company had, through acquisition and drilling, acquired working interests in 249 natural gas and water disposal wells. A limited number of these wells have recorded gas production, and the others are in various stages of completion and hook up at, November 30, 2006. The Company records ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the life of the wells, based upon the lives of comparable wells in the area. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The information below reflects the change in the ARO during the years ended November 30, 2006 and 2005:
                                                     2006             2005
                                                     ----             ----
    Balance beginning of period                $1,242,967        $ 713,073
         Change in estimate                      (161,483)               -
         Liabilities incurred                      42,238          481,193
         Liabilities settled                            -                -
         Accretion                                164,613            48,701
                                               -----------       -----------
    Balance end of period                      $1,288,335        $1,242,967
                                               ===========       ===========

The change in estimate during the year reflects updated plugging and restoration costs and the effect of an increase of the Company's interest rate used to calculate the ARO.

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

REVENUE RECOGNITION

We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred. We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over-and under-produced gas balancing positions are considered in our proved reserves. Gas imbalances as of November 30, 2006 and 2005 were not significant.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION

The Company has followed Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, through November 30, 2005, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statements for awards granted to consultants, which must be re-measured each period under the mark-to-market as required under EITF 96-18. Galaxy had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," through disclosure only.

On December 1, 2005, the Company adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

As of November 30, 2006, options to purchase an aggregate of 4,715,000 shares of the Company's common stock were outstanding. These options were granted during 2006, 2005, and 2004, to the Company's employees, directors and consultants at exercise prices ranging from $1.00 to $3.51 per share. The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date. Stock-based employee compensation and stock-based non-employee compensation costs were $1,525,752 before tax for the year ended November 30, 2006. These amounts were charged to operations as compensation expense. Stock-based non-employee compensation expense granted to consultants of the Company of $167,137 was charged to operations during the year ended November 30, 2005. There was no such expense recognized for the year ended November 30, 2006.

The Company had previously adopted the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," through disclosure only. The following table illustrates the effect on net income and earnings per share for the years ended November 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                         Year Ended                  Year Ended
              Net loss:                                              November 30, 2005           November 30, 2004
                                                                   ---------------------       ----------------------
              As reported                                                  $(23,985,645)              $(9,831,104)
              Add: Stock-based compensation included in
              net loss                                                          167,132                    34,525
              Less: Stock-based compensation determined
              under the fair value based method
                                                                             (1,253,350)               (1,561,351)
              Pro forma                                                    $(25,071,863)             $(11,357,930)

         Net loss per common share:
              As reported                                                        $(0.37)                   $(0.18)
              Pro forma                                                          $(0.40)                   $(0.21)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date. The Company granted 240,000 and 975,000 options to purchase common stock during the years ended November 30, 2006 and 2005 respectively. The fair values of options granted and vested during 2006, 2005 and 2004 were calculated using the following weighted-average assumptions:

                                                               YEAR ENDED NOVEMBER 30,
                                                     2006               2005                2004
                                                     ----               ----                ----
           Expected dividend yield                         --                 --                   --
           Expected price volatility             75.51--64.34%       80.33-75.51%         84.19-80.50%
           Risk free interest rate                       4.25%       3.5% to 4.5%                 3.5%
           Expected term of
            options (in years)                        5 years        5--6.5 years         5--6.5 years

(LOSS) PER COMMON SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive. The dilutive weighted average number of common shares outstanding excluded potential common shares from the conversion of convertible debt and the exercise of stock options and warrants of approximately 10,748,000 for the fiscal year ending November 30, 2006.

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

SIGNIFICANT CUSTOMERS

Although the Company sells its production to only three purchasers, there are other purchasers in the areas in which the Company produces natural gas; therefore, the loss of its significant customers would not adversely affect the Company's operations. For the years ended November 30, 2006, 2005 and 2004, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                      2006            2005            2004
                                      ----            ----            ----
    Enserco Energy Inc.                94%             82%             100%
    Western Gas Resources               -              13%              -

RECLASSIFICATION

Certain amounts in the 2005 and 2004 and inception to date financial statements have been reclassified to conform to the 2006 financial statement presentation.

OFF BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2006, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company will be required to adopt FIN 48 for the fiscal year ended November 30, 2008. The Company is reviewing and evaluating the effect, if any, of adopting FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for the Company on December 1, 2006. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

UNITED STATES COST CENTER

In 2003 the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004 the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin. During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. During 2006 the Company continued limited drilling operations in the Powder River Basin and conducted extended de-watering operations on certain prospects in the basin. As further discussed in Note 9, subsequent to November 30, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company's oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

In 2005 the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, evaluating and planning for an exploratory drilling program. In 2006 the Company, as operator, drilled four wells and participated as non-operator in the drilling of four additional wells in the Piceance basin. As of November 30, 2006, three of the Company's operated wells are shut in pending completion operations and three of the non-operated wells have commenced production of natural gas, condensate and other hydrocarbon liquids.

GERMANY COST CENTER

In March 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. In December 2005, the Company commenced drilling the initial test well on the permit. The well, in which the Company had a carried interest, was completed in January 2006. In July 2006, the Company completed the testing of the four primary zones of interest in the Glantal-1 well and no significant natural gas flows were encountered. The wellbore was plugged and abandoned in August 2006. The Company and its joint venture partners are evaluating further operations on the permit, which could include a seismic program and additional exploratory drilling. The Company's balance sheet reflects no capitalized oil and gas costs related to the Germany cost center.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

ROMANIA COST CENTER

In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with a related party whose President is a significant shareholder of the Company (Falcon Oil &Gas or "Falcon") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement call for the assignment of the Concession to Falcon; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon. In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property. The first test well on the property, in which the Company has a carried interest, has been completed. Based upon results of the drilling operations, the partners in the project have determined to commence completion and testing operations. As of November 30 2006, the Company and Falcon are planning the completion program for the first well and the drilling of a second well to be carried out in 2007. Following the recognition of the gain on farmout, the Company's balance sheet reflects no capitalized oil and gas costs for the Romanian cost center.

ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS INCURRED

The following table presents information regarding the Company's net costs incurred in the purchase of unevaluated properties and in exploration and developments activities:

                                                               For the Years Ended November 30,
                                              -------------------------------------------------------------
                                                   2006                     2005                   2004
                                                   ----                     ----                   ----
Acquisition of unevaluated properties         $    374,756             $  8,051,122          $  19,365,549
Exploration costs
      United States                              3,607,563                9,613,262             14,645,548
      Europe                                           -                        -                   18,675
Development costs                                  163,292                  499,945                    -
                                              -------------------------------------------------------------
            Oil and gas expenditures             4,145,611               18,164,329             34,029,772
Asset retirement obligations                        42,238                  481,193                710,731
                                              -------------------------------------------------------------
                                              $  4,187,849             $ 18,645,522          $  34,740,503
                                              =============================================================

During the year ended 2006, the Company recorded $1,695,830 in management fees from Exxel, a related party, in connection with the development of the Piceance property. These amounts were recorded as a reduction to related exploration costs incurred by the Company.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

EVALUATED PROPERTIES

During 2005 the Company recognized its first proved reserves. The Company reclassified the accumulated capitalized costs associated with the properties with reserves to evaluated properties and added the costs to the full cost pool amortization base. For the years ended November 30, 2006 and 2005, depreciation, depletion and amortization expense recorded for the United States cost center was $2.19 and $8.29 per MCF, respectively. The Company recognized impairment expense of $1,328,432 in 2006 and $5,273,795 in 2005, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules. The Company has identified certain oil and gas properties which it intends to sell, and has negotiated a purchase and sale agreement with a related party to dispose of those assets. All evaluated properties are included in those assets to be sold. These assets accounted for a significant portion of the Company's oil and gas sales revenues recorded in the years ended November 30, 2006, 2005 and 2004. There is no assurance that the related party sale or any other asset sale will be completed or that the Company will realize the full net book value of the assets. The Company will continue to evaluate the value of assets held for sale on a quarterly basis as new information becomes available and should impairment of such assets be determined appropriate, the Company may be required to write off a portion of the carrying value and such write-off could be material

The table below represents movements of costs within the United States evaluated properties full cost pool and accumulated depreciation, depletion, amortization and impairment for the years ended November 30, 2006, 2005 and 2004:

                                                               2006              2005             2004
                                                               ----              ----             ----
Full Cost Pool - Evaluated Properties
      Balance beginning of period                         $   9,991,629      $          -     $          -
      Properties with proved reserves                           204,525         4,640,738                -
      Reclassification of impaired, unevaluated
      properties                                                473,265         5,055,320                -
      Asset retirement obligation                               322,526           295,571                -
                                                        ---------------------------------------------------

      Balance end of period                               $  10,991,945      $  9,991,629     $          -
                                                        ===================================================


Depreciation, Depletion, Amortization
      and Impairment
       Balance beginning of period                        $   7,097,299      $     48,394     $          -
      Depreciation, depletion and amortization                  540,404         1,775,110           48,394
      Impairment of oil and gas properties                    1,328,432         5,273,795                -
                                                       ----------------------------------------------------

      Balance end of period                               $   8,966,135      $  7,097,299     $     48,394
                                                        ==================== ==============================

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

UNEVALUATED PROPERTIES

Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. During the years ended November 30, 2006 and 2005, as part of its assessment of unevaluated properties for impairment, the Company identified three unevaluated properties as either partially or wholly impaired. The costs related to those impaired properties, $473,265 in 2006, and $5,055,320, were reclassified from unevaluated to evaluated properties and added to the full cost pool amortization base.

The Company has identified certain oil and gas properties which it intends to sell, and has negotiated a purchase and sale agreement with a related party to dispose of those assets. The Powder River Basin properties as summarized in the table below are included in those assets to be sold.

At November 30, the Company's unevaluated properties in the United States and European costs centers properties consist of acquisition costs, exploration and development costs in the following areas:

                                                    2006             2005             2004
United States Cost Center
      Powder River  Basin
         Wyoming                              $  33,225,926    $  31,071,223    $  32,280,054
         Montana                                  2,064,659        1,974,470        3,724,593
      Piceance Basin
         Colorado                                 7,022,463        7,022,099
      Other
         Texas                                          -            473,265          739,336
         ARO Asset and other                        454,282          896,052          710,031
                                           -----------------------------------------------------
                                                 42,767,330       41,437,109       37,454,014

German Cost Center                                      -                -             42,234

Romania Cost Center                                     -             27,286           43,585
                                           -----------------------------------------------------
Total Unevaluated Properties                  $  42,767,330    $  41,464,395    $  37,539,833
                                           =====================================================

Based upon the stage of development of the projects, the Company's leasehold position and geological interpretations, each prospect meets the requirements for continued capitalization and classification as exploratory in accordance with the full cost rules and FASB Staff Position No. FAS 19-1, "Accounting for Suspended Well Costs." In addition, the value of the Powder River Basin assets which the Company plans to sell is supported by an independent third party expert appraisal.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

The following table shows by date incurred the unevaluated oil and gas property costs (net of transfers to the full cost pool, to assets held for sale, cost recoveries and sales proceeds)

Net Costs Incurred During Periods Ended
        November 30, 2006                               $   2,095,726
        November 30, 2005                                  17,870,729
        November 30, 2004                                  21,734,634
        November 30, 2003                                     603,991
        November 30, 2002                                     462,250
                                                        -------------
                                                        $  42,767,330
                                                        =============

ASSETS IDENTIFIED FOR SALE

Included in evaluated and unevaluated properties is $36,749,568 of costs associated with the properties underlying the PSA with PetroHunter (see Note
11). Substantially all of the Company's oil and gas revenues and lease operating expenses are associated with these properties.

FURNITURE AND EQUIPMENT

At November 30, 2006 and 2005, furniture and equipment is as follows:

                                                2006               2005
        Furniture and equipment             $   280,429        $   279,178
        Less accumulated depreciation          (158,484)           (84,301)
                                            -------------------------------
                                            $   121,945        $   196,882
                                            ===============================

NOTE 4 - NOTES PAYABLE

RELATED PARTIES

During the year ended November 30, 2006 the Company issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Family Trust UTD March 28, 2005, (the "Bruner Trust") a related party. One of the trustees of the Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the president and a director of the company. Interest accrues at the rate of 8% per annum and the note matures as summarized below or the time at which the registrant's senior indebtedness has been paid in full. In October 2006, the remaining balance of promissory note originally issued to DAR LLC, together with accrued interest, was acquired by the Bruner Trust. The note, in the amount of $2,049,728 accrues interest at the rate of 12% per annum and is due on December 1, 2006. Subsequent to November 30, 2006, the Company and the Bruner trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until June 30, 2007.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE (CONTINUED)

At November 30, 2006 notes payable to the Bruner Trust are as follows:

    Issue Date                  Due Date                  Amount
September 28, 2006          January 26, 2007          $   2,500,000
November 1, 2006            March 1, 2007                 1,000,000
November 13, 2006           March 13, 2007                  500,000
November 30, 2006           March 30, 2007                1,500,000
January 14, 2004            December 1, 2006              2,049,728
                                                      -------------
                                                      $   7,549,728
                                                      =============

OTHER

In connection with the acquisition of oil and gas properties from DAR LLC, ("DAR") the Company issued a promissory note to DAR in the amount of $2,600,000. At November 30, 2005, the remaining balance of the note payable was $2,049,728. The note together with accrued interest was acquired by the Bruner Trust in October 2006.


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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On December 1, 2005, the Company and the holders of the 2004 Notes entered into an agreement, that among other things, lowered the conversion price of the Notes to $1.25 per share, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes and as additional paid in capital. During the year ended November 30, 2006, the Company recorded amortization of the discount in the amount of $7,012,918 as interest expense.

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

During July, August and September 2006, the holders converted a total of $4,812,249 of principal and accrued interest into 12,993,939 shares of the Company's common stock, in accordance with the terms of the Waiver and Agreement.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement. The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006. Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy's common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. The increased principal in the amount of $957,101 is included in interest expense for the year.

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

In connection with the December 1, 2005 agreement entered into with the holders of the 2004 Notes, as discussed above, the terms of the March 2005 Notes were also amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital. During the year ended November 30, 2006, the Company recorded amortization of the discount in the amount of $2,370,925 as interest expense.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a charge to the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of $791,114 and $394,479 is included in interest expense for the years ended November 30, 2006 and 2005 respectively.

Deferred financing costs associated with the notes in the amount of $639,888 have been capitalized and are being amortized over the life of the notes. For the years ended November 30, 2006 and 2005 amortization of deferred financing costs of $127,907 and $64,129, respectively is included in interest expense.

On November 29, 2006, the Company and the holders of the May 2005 Notes entered into a Waiver and Amendment Agreement. The Company had notified the holders of the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006. Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy's common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. The increased principal in the amount of $2,500,000 is included in interest expense for the year.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years. The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $95,315 is included in interest expense for the year ended November 30, 2006.

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

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years. The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $30,603 is included in interest expense for the year ended November 30, 2006

The Company has evaluated the embedded conversion feature in the 2004, the March 2005, and the May 2005 Notes, and the April 2006 and the June 2006 Debentures and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). Included in the evaluation is the conclusion the Notes and Debentures meet the definition of "conventional convertible instrument" and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19. Further we have evaluated the detachable warrants related to the 2004 and the March 2005 Notes and the April 2006 and the June 2006 Debentures, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity. We have also evaluated the freestanding registration rights agreements attached to the Notes and Debentures and have concluded they do meet the definition of derivative instruments under SFAS 133. The fair value of the derivative liabilities has been determined to not be significant based on a probability- weighted, discounted cash flow evaluation of its terms.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

At November 30, 2006and 2005 convertible notes consist of the following:

                                                      As of November 30,
                                                   2006                2005
      2004 Notes                             $   4,160,505       $   12,500,000
         Less unamortized discount                (663,002)          (7,675,920)
      March 2005 Notes                           7,695,000            7,695,000
         Less unamortized discount              (1,172,506)          (3,543,431)
      May 2005 Notes                            12,500,000           10,000,000
         Less unamortized discount              (2,750,577)          (3,541,691)
      April 2006 Notes                           4,500,000                  -
         Less unamortized discount                (300,671)                 -
      June 2006 Notes                            2,500,000                  -
         Less unamortized discount                (139,951)                 -
                                              ----------------------------------
                                                26,328,798           15,433,958
      Less current portion, net                (10,019,996)          (5,041,524)
                                              ----------------------------------
      long term portion, net                 $  16,308,801       $   10,392,434
                                             ===================================

Total principal payments due in the next twelve months for the notes listed above are $11,855,505. If the Company's common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

At November 30, 2006 the Company's debt maturity schedule, including related party debt is as follows:


                        2007                        $19,405,233
                        2008                          4,500,000
                        2009                          2,500,000
                        2010                         12,500,000
                                                    -----------
                                                    $38,905,233
                                                    ===========


NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended November 30, 2006, the Company issued shares of its common stock as follows:
    o 12,993,939 shares issued Holders of Senior Secured Convertible Notes in connection with the conversion of $4,812,248 of principal and accrued interest at various conversion rates, ranging from $0.28 to $0.60 per share.

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

    o    1,602,000 shares for cash at $1.00 per share
    o    10,000 shares for services at $1.00 per share
    o    60,000 shares for services at $.91 per share
    o 233,204 shares to Resource Venture Management (RVM), a related party, an entity owned by a founder of the Company, as payment of an outstanding debt, at $1.00 per share
    o 90,000 shares to RVM for services rendered, valued at $90,000 ($1.00 per share)
    o 1,951,241 shares to the shareholders of Pannonian in accordance with the Share Exchange Agreement to acquire all the outstanding shares of Pannonian (Note 1).

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

In connection with sales of common stock in December 2003 and January 2004, the Company issued warrants to purchase 500,715 shares of common stock at $2.71 per share, and 1,327,535 shares of common stock at $4.05 per share to purchasers of the stock, and issued warrants to purchase 105,166 and 358,435 shares of common stock at $1.40 and $1.80 per share, respectively, to placement agents for the issue. The fair value of the placement agent warrants, estimated as of the issue dates under the Black-Scholes pricing model was $157,599 and $900,504 for the December 2003 and January 2004 common stock offerings, respectively. These amounts were recorded as issue costs for the respective common stock offering. In accordance with the antidilutive rights provisions, the exercise prices of those warrants with original exercise prices in excess of $1.54 have been reset to $1.54 per share, in connection with the issuance of the 2004 notes. In December 2005 the exercise price was reset to $1.25 per share in connection with the Waiver and Amendment entered into with the holders of the 2004 and May 2005 Notes.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

In August 2004, in connection with the private placement of convertible notes, the Company issued warrants to purchase 5,194,806 shares of common stock at $1.54 per share for a period of three years. In December 2005 in connection with the Waiver and Amendment entered into with the holders of the 2004 and May 2005 Notes the number or warrants was increased to 6,400,001 and the exercise price was reset to $1.25 per share. Placement agents for the convertible notes received warrants to purchase 400,000 shares of common stock at $1.54 per share for a period of five years. In December 2005 the exercise price was reset to $1.25 per share in connection with the Waiver and Amendment entered into with the holders of the 2004 and May 2005 Notes.

In March 2005, in connection with the private placement of convertible notes, the Company issued warrants to purchase 1,637,234 shares of common stock at $1.88 per share for a period of three years. In December 2005 the exercise price was reset to $1.25 per share in connection with the Waiver and Amendment entered into with the holders of the 2004 and May 2005 Notes.

In May 2005, in connection with the private placement of convertible notes, placement agents received warrants to purchase 200,000 shares of common stock at $1.88 per share for a period of five years. In December 2005 the exercise price was reset to $1.25 per share in connection with the Waiver and Amendment entered into with the holders of the 2004 and May 2005 Notes.

In April 2006, in connection with the private placement of convertible notes, the Company issued warrants to purchase 868,383 shares of common stock at $1.60 per share for a period of five years.

In June 2006, in connection with the private placement of convertible notes, the Company issued warrants to purchase 480,769 shares of common stock at $1.60 per share for a period of five years.

As of November 30, 2006, warrants issued and outstanding are as follows:

            Issue                         Shares            Exercise       Expiration
            Date                       Exercisable           Price            Date

      September 24, 2003                 2,008,474       $ .59 - $ .83  September 24, 2008
      October 3, 2003                      551,186       $ .59 - $ .83  October 3, 2008
      December 18, 2003                    605,880              $$1.25  December 18, 2007
      January 15, 2004                   1,680,414               $1.25  January 15, 2009
      August 19, 2004                    5,494,805               $1.25  August 19, 2009
      October 27, 2004                     100,000               $1.25  October 27, 2009
      March 1, 2005                      1,637,234               $1.25  March 1, 2008
      May 31, 2005                         200,000               $1.25  May 31, 2010
      December 1, 2005                   1,205,196               $1.25  August 19, 2009
      April 26, 2006                       868,383               $1.60  April 26, 2011
      June 20, 2006                        480,769               $1.60  June 20, 2011

                                        14,832,341
                                        ==========

At November 30, 2006 and 2005 the weighted average exercise price for warrants outstanding is $1.20 and $1.43, respectively, and the weighted average remaining contractual life is 1.6 and 2.3 years, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At November 30, 2006, and November 30, 2005, options to purchase 1,785,000 and 2,025,000 shares, respectively, were available to be granted pursuant to the stock option plan.

On January 4, 2006, the Company granted each of the Company's outside directors options to purchase 60,000 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant. On September 1, 2006, the Company amended the terms of the options previously granted to two directors who retired from the Board of Directors during the period. The amendment revised the term so that the options will not expire 30 days after the termination of services, but instead will expire according to their original expiration dates and will continue to vest according to their original vesting schedules.

A summary of option activity under the Plan as of November 30, 2006 and 2005 and changes during the years then ended is presented below:

                                                                                      Weighted Avg
                                                  Number of        Weighted Avg         Remaining         Aggregate
                                                                     Exercise          Contractual
                                                   Shares              Price              Term         Intrinsic Value

Options outstanding - December 1, 2004               3,500,000        $ 2.37
      Granted during period                            975,000        $ 1.32
      Exercised during period                                -             -
      Forfeited during period                                -             -
      Expired during period                                  -             -
Options outstanding -November 30, 2005               4,475,000        $ 2.15

Options outstanding - December 1, 2005               4,475,000        $ 2.15
      Granted during period                            240,000        $ 1.19
      Exercised during period                                -             -
      Forfeited during period                                -             -
      Expired during period                                  -             -
                                               -----------------------------------------------------------------------
Options outstanding -November 30, 2006               4,715,000        $ 2.10              7.61           $ 7,207,557
                                               =======================================================================

Exercisable at November 30, 2006                     2,825,000        $ 2.10              7.63           $ 5,919,800
                                               =======================================================================

The weighted average grant date fair value of options granted during the years ended November 30, 2006 and 2005 was $ 0.69 and $0.97 per share. There have been no options exercised under the terms of the Plan.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's nonvested options as of November 30, 2006 and 2005 and changes during the years then ended is presented below.

                                                                                        Weighted Average
                                                                   Number of Shares         Fair Value
                                                                   -------------------------------------
Non-Vested Options - December 1, 2004                                2,566,250            $     1.77
      Granted during  period                                           975,000            $     0.97
      Exercised during period                                              -              $       -
      Vested during period                                            (841,250)           $     1.49
      Forfeited during period                                              -              $       -
                                                                   ------------
Non-Vested Options - November 30, 2005                               2,700,000            $     1.55
      Granted during  period                                           240,000            $     0.69
      Exercised during period                                              -              $       -
      Vested during period                                          (1,050,000)           $     1.29
      Forfeited during period                                              -              $       -
                                                                   -------------
Non-Vested Options - November 30, 2006                               1,890,000            $     1.47
                                                                   =============

As of November 30, 2006, there is $2,772,765 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.42 years. The total fair value of shares vested during the year ended November 30, 2006 and 2005 was $1,358,392 and $1,253,350, respectively.

The following table presents additional information related to the options outstanding at November 30, 2006:

                                                                                    Weighted average
         Exercise price         Number of options       Number of options         remaining contractual
            per share              outstanding             Exercisable                life (Years)
               $ 1.00                   60,000                   40,000                    6.5
                 1.07                   50,000                   10,000                    9.0
                 1.19                  240,000                  240,000                    9.1
                 1.26                   50,000                   50,000                    8.1
                 1.30                  200,000                  200,000                    7.7
                 1.34                  875,000                  153,750                    8.0
                 1.50                  300,000                  112,500                    7.4
                 1.55                  325,000                  137,500                    7.6
                 2.24                   60,000                   60,000                    7.4
                 2.64                2,375,000                  831,250                    7.4
                 3.51                  180,000                  180,000                    7.3
                                    ----------                 --------

                                     4,475,000                1,775,000                    7.6
                                    ==========                =========                    ====

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

The Company has not filed its Federal income tax returns for 2005 and 2006. Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities. However, no tax expense will be recorded as a result of a full valuation allowance.

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

                                                                        Years Ended November 30,
                                                                 2006           2005             2004
Federal statutory income tax rate                               (35.0%)        (35.0%)          (34.0%)
State income taxes                                              (3.25%)         (3.3%)           (3.3%)
Permanent differences - interest on convertible
    Debt                                                        16.25%           6.5%            15.1%
    Other
Increase in valuation allowance                                 22.0%           31.8%            22.2%
                                                               ------          ------           ------
NET INCOME TAX PROVISION (BENEFIT)                                 -               -                -
                                                               ======          ======           ======

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at November 30, 2004 are as follows:

                                                         2006               2005                2004
Deferred tax assets
   Federal and state net operating loss
         Carryovers                                 $  14,614,819    $    13,155,000     $       3,671,000
   Asset retirement obligation                            711,757            472,000               265,000
    Oil and gas property                                                     657,000                     -
    Accrued related party interest and interest on
     convertible debt                                   1,612,567
   Other                                                        -             10,000                     -
                                                    --------------   ----------------    ------------------
     Total deferred taxes                           $  16,939,143    $    14,294,000     $       3,936,000
                                                    ==============   ================    ==================

Deferred tax liabilities
  Intangible drilling costs and other exploration
     costs capitalized for financial reporting
     purposes                                       $  (2,916,082)                 -              (319,000)
   Deferred financing costs                              (216,313)
   Property and equipment                                    (778)
     Other                                                                                         (15,000)
                                                    --------------   ----------------    ------------------
   Total deferred liabilities                          (3,133,173)                 -              (334,000)

   Net deferred tax asset                              13,805,970         14,294,000             3,602,000
   Less:  valuation allowance                         (13,805,970)       (14,294,000)           (3,602,000)
                                                    --------------   ----------------    ------------------
   Deferred tax liability                           $           -    $             -     $               -
                                                    ==============   ================    ==================

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (CONTINUED)

The Company has a $38,208,676 net operating loss carryover as of November 30, 2006. The net operating losses may offset against taxable income through the year ended November 2026. A portion of the net operating loss carryovers begin expiring in 2020 and may be subject to U.S. Internal Revenue code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset at November 30, 2006, as the likelihood of the realization of the tax benefit of the net operating loss carryforward cannot be determined. The valuation allowance decreased by approximately $488,030 and increased by $10,692,000 for the years ended November 30, 2006 and 2005, respectively.


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees related to services provided by RVM in the amounts of$30,000, $120,000 and $120,000 for the years ended November 30, 2006, 2005 and 2004, respectively. RVM also billed the Company, $-0-, $30,000, and $79,929, for reimbursement of costs and expenses incurred on behalf of the Company during the same years.

All amounts paid in 2006, 2005 and 2004 were paid in cash. At November 30, 2006, 2005 and 2004 the Company included amounts due to RVM of $-0-, $12,079 and $37,826, respectively, in accounts payable related parties.

During the year ended November 30, 2005, in connection with a Lease Acquisition and Development Agreement to acquire a 58-1/3%working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, the Company entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties. Marc A. Bruner subsequently assigned his rights and obligations under the Agreement to a third party company (the "Assignee"), unrelated at the time of assignment. In exchange for the assignment of his rights and obligations, the founder received a significant ownership percentage of the Assignee, thereby establishing the Assignee as a related party. The terms of the Participation Agreement as amended, required the Assignee to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project. During the year ended November 30, 2006 the Company, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by the Assignee and the Company. In accordance with the terms of the Participation Agreement the Assignee paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs. In addition, the Assignee paid the Company $1,695,830 as compensation for management of the drilling program during the year. As of November 30, 2006, the Assignee owed the Company $923,172 for its share of joint venture costs and management fees. This amount, included in accounts receivable, joint interest at November 30, 2006 was paid by the Assignee in December 2006 and February 2007.

During the year ended 2006, the Company recorded $1,695,830 in management fees from Exxel, a related party, in connection with the development of the Piceance property. These amounts were recorded as a reduction to related exploration costs incurred by the Company.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended November 30, 2005, the Company entered into a farmout agreement with Falcon Oil and Gas Ltd., ("Falcon"). Marc A. Bruner is President and CEO of Falcon and is the founder of the Company. The farmout agreement called for Falcon and the Company to evaluate the concession held by the Company in the Jiu Valley Coal Basin in Romania. The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and an second, optional, well on the concession, and to pay the Company $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession. The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property. The Company has completed the drilling of the first test well on the concession and is evaluating completion and testing operations to be undertaken

Harbor Petroleum LLC, ("Harbor") is a company owned 50% and managed by the Company's Chief Operating Officer ("COO"). During the years ended November 30, 2005 and, 2004 the Company incurred costs and expenses with Harbor of $41,681and $271,588, respectively. Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500 and $163,737 for the corresponding years. Reimbursement of costs advanced by Harbor on behalf of the Company of $14,181 and $132,197 were paid during the years ended November 30, 2005 and, 2004, respectively. The Company paid made no payments to Harbor during the year ended November 30, 2006

Florida Energy, Inc. ("Florida") is a company owned and managed by the brother of Marc A. Bruner and the uncle of our President - Marc E. Bruner. Under the terms of the agreement between the Company, Harbor, and Florida, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases in Texas, including those leases acquired as of the date of the agreement. However, with respect to 400 contiguous acres designated by Florida, Florida shall have a 3.125% overriding royalty instead of a 1% overriding royalty interest.

The Company incurred Directors' fees totaling $198,775, $193,500and $180,000 during the years ended November 30, 2006, 2005 and 2004. As of November 30, 2006 and 2005, $27,000 and $36,000 of Directors' fees are included in accounts payable, related.

In April 2004, the Company executed a strategic consulting agreement with a member of the Company's Advisory Committee. Under the terms of the Agreement, the individual is to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on the Company's acreage in the Powder River Basin in Wyoming and Montana. In addition, we have agreed to pay an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%. During the years ended November 30, 2005 and 2004, the Company paid the individual $21,250 and $590,000 in location fees. In the year ended November 30, 2005, the Company assigned overriding royalty interests with a fair value of $732,687 to the individual. The Company paid no location or consulting fees to the individual in the year ended November 30, 2006.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the acquisition of Pannonian, the Company assumed liabilities due from Pannonian to related parties including advances from the founder of the Company of $39,500; notes payable and accrued interest due to the President of Pannonian of $37,508; notes payable and accrued interest to a company wholly owned by the President of Pannonian of $44,400; and accounts payable to Directors of the Company for services rendered and costs advanced of $63,346. As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian have been paid in full. As of November 30, 2005 and 2006 the Company owed the President of Pannonian $37,400 and $50,999 for office and personnel expenses advanced by the President. These amounts are included in accounts payable, related as of the respective dates.

During the year ended November 30, 2006, the Company entered into an agreement with PetroHunter Energy Corporation ("PetroHunter"), a corporation whose major shareholder is Marc A. Bruner, to utilize a drilling rig owned and operated by a non-related third party drilling contractor, which was under contract with PetroHunter at the time. The Company's largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter. The contract called for drilling costs incurred on the Company's well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to the Company. As of November 30, 2006, the Company owed PetroHunter $8,860 under the terms of the agreement. Such amount was subsequently paid by the Company to PetroHunter.

See also Note 11 - Subsequent Events for the discussion of a purchase and sale agreement entered into by the Company and PetroHunter subsequent to November 30, 2006

See Note 4 - Notes Payable - Related Parties for the discussion of notes to related parties.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

The Company currently leases space in Denver, Colorado. In addition the Company pays a portion of the office rental for Pannonian's office, also in Denver. Total minimum rental payments for non-cancelable operating leases for the years ending November 30 are as follows:

                      2007                $103,881
                      2008                $107,834
                      2009                $109,416
                      2010                $ 45,454


Rent expense was approximately $113,695, $125,616 and $98,000 for the years ended November 30, 2006, 2005 and 2004, respectively.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

DELAY RENTALS

In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $104,000 in delay rentals and other costs during the fiscal year ending November 30, 2007 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

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


NOTE 11 - SUBSEQUENT EVENTS

a) On December 29, 2006, the Company entered into a Purchase and Sale Agreement (the "PSA") with PetroHunter Energy Corporation ("PetroHunter") and its wholly owned subsidiary, PetroHunter Operating Company, a related party. Pursuant to the PSA, the Company agreed to sell all of its oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

Marc A. Bruner, who is the Company's largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter. Marc A. Bruner is the father of Marc E. Bruner, the Company's President, Chief Executive Officer and a director. Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of PetroHunter.

The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share.

Closing of the transaction is subject to approval by the Company's secured noteholders, approval of all matters in its discretion by our Board of Directors, PetroHunter obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by March 31, 2007.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

Within ten (10) days of signing the PSA, PetroHunter was required and did make an initial earnest money payment of $1.4 million. PetroHunter made an additional earnest money payment of $600,000 in January 2007. In the event the closing does not occur for any reason other than a material breach by the Company, the deposit shall convert into a promissory note (the "Note"), payable to PetroHunter, and shall be an unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.

PetroHunter became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by PetroHunter as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

b) On February 1, 2007 and February 26, 2007 the Company issued two subordinated unsecured promissory notes in the amounts of $500,000 and $900,000, respectively, in favor of Bruner Trust, a related party. Interest accrues at the rate of 8% per annum and the notes mature on the later of 120 days from issue or the time at which the registrant's senior indebtedness has been paid in full.

c) The Company failed to make payment of the Note Payable in the amount of $2,049,728 due to the Bruner Trust on December 1, 2006. On March 14, 2007, the Company and the Bruner Trust executed a Forbearance Agreement with regard to the Note Payable whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until June 30, 2007.

d) The Company has made cash payments on the 2004 of $625,000 on the first business day December 2006 and January, February and March 2007. As of March 15, 2007 the remaining balance of the 2004 Notes is $1,660,505.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended November 30, 2006, 2005, and 2004:

                                                                             Three months ended
                                                       02/28/06           05/31/06          08/31/06           11/30/06
Revenues
  Natural gas sales                               $        425,675    $      248,661     $     281,559     $      238,747
  Gain on disposition of oil and
  gas property and other income, related party                   -                 -                 -             79,474
  Operating revenues                                             -                 -                 -                  -
                                                  -----------------   ---------------    --------------    ---------------
                                                           425,675           248,661           281,559            318,221
                                                  -----------------   ---------------    --------------    ---------------

Operating expenses
  Lease operating expenses                                 294,308           106,510           189,493            190,825
  General and administrative                             1,154,718         1,327,423         1,172,301          1,362,092
  Impairment oil and gas properties                              -                 -         1,031,160            297,272
  Depreciation and amortization                            176,344           185,984           318,379             98,739
                                                  -----------------   ---------------    --------------    ---------------

Other income (expense)
  Interest and other                                         4,199             7,390             3,283                742
  Interest and financing costs                          (4,582,103)       (4,365,863)       (3,970,113)        (6,629,210)
                                                  -----------------   ---------------    --------------    ---------------
                                                        (4,577,904        (4,358,473)       (3,966,830)        (6,628,468)
                                                  -----------------   ---------------    --------------    ---------------
Net (loss)                                        $     (5,777,599)   $   (5,729,729)    $  (6,396,604)    $   (8,259,175)
                                                  =================   ===============    ==============    ===============
Net (loss) per common share
  Basic and diluted                               $          (0.08)   $        (0.08)    $       (0.09)    $        (0.11)
                                                  =================   ===============    ==============    ===============

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                               Three months ended
                                        02/28/05         05/31/05        08/31/05          11/30/05
Revenues
  Natural gas sales                 $     111,877    $     247,399    $     323,313     $      614,605
  Gain on disposition of oil and
   gas properties                               -          197,676                -
  Operating revenues                                                                            43,472
                                                -                -                -
                                    --------------   --------------   --------------    ---------------
                                          111,877          445,075          323,313            658,077
                                    --------------   --------------   --------------    ---------------

Operating expenses
  Lease operating expenses                172,137          204,273          377,435            211,224
  General and administrative            1,255,511        1,247,864          906,760          1,906,453
   Impairment oil and gas
   properties                                   -                -                -          5,273,795
   Depreciation and amortization           68,904          104,990          160,258          1,552,922
                                    --------------   --------------   --------------    ---------------
                                        1,496,552        1,557,127        1,444,453          8,944,394

Other income (expense)
  Interest and other                       36,560           43,922           37,087             45,722
  Interest and financing costs         (2,035,355)      (2,474,651)      (2,745,696)        (2,826,453)
                                    --------------   --------------   --------------    ---------------
                                       (1,998,795)      (2,233,053)      (2,708,609)        (2,780,731)
                                    --------------   --------------   --------------    ---------------

Net (loss)                          $  (3,383,470)   $  (3,542,781)   $  (3,829,749)    $  (11,067,048)
                                    ==============   ==============   ==============    ===============
Net (loss) per common share
  Basic and diluted                 $       (0.06)   $       (0.06)   $       (0.02)    $        (0.17)
                                    ==============   ==============   ==============    ===============

During the fourth quarter of the year ended November 30, 2005, the Company recorded its first proved reserves and transferred capitalized costs of the prospects with reserves to the full cost pool amortization base. Also in the fourth quarter, the Company determined that three of its oil and gas prospects were either partially or wholly impaired and transferred a total of $5,055,320 to the full cost pool amortization base. Following these transfers the amortization rate increased from $1.83 per MCF recognized in the first three quarters of the year to $8.29 per MCF for the fourth quarter. After recording amortization for the year, the Company recognized impairment expense of its evaluated properties in the amount of $5,273,795 during the fourth quarter, representing the excess of the full cost pool over the full cost ceiling as computed in accordance with the full cost rules.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                       Three months ended
                                                 02/28/04           05/31/04           08/31/04          11/30/04
Revenues
  Natural gas sales                           $           -     $            -      $      23,780    $      98,675
                                              --------------    ---------------     --------------   --------------

Operating expenses
  Lease operating expenses                                -                  -             15,215           44,032
  General and administrative                        676,424          1,047,625            874,001          919,168
  Abandoned oil and gas properties                        -                  -                  -                -
  Depreciation and amortization                       1,335             21,767             18,207           35,081
                                              --------------    ---------------     --------------   --------------
                                                    677,759          1,069,392            907,423          998,281

Other income (expense)
  Interest                                           13,337              9,897              7,652           20,510
  Interest and financing costs                     (771,594)        (2,288,633)          (191,268)      (3,100,605)
                                              --------------    ---------------     --------------   --------------
                                                   (758,257)        (2,278,736)          (183,616)      (3,080,095)
                                              --------------    ---------------     --------------   --------------

Net (loss)                                    $  (1,436,016)    $   (3,348,128)     $  (1,067,259)   $  (3,979,701)
                                              ==============    ===============     ==============   ==============
Net (loss) per common share
  Basic and diluted                           $       (0.03)    $        (0.06)     $       (0.02)   $       (0.07)
                                              ==============    ===============     ==============   ==============

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of November 30, 2006 and 2005 have been estimated by Gustavson Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of November 30, 2006 and 2005 are$49.50per bbl of oil and $6.74 per mcf of gas, and $59.37per bbl of oil and $6.76 per mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate. Due to the Company's current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below and have been excluded from the Company's DD&A and ceiling test calculations.

Proved Reserves                                                 Gas (Mcf)       Oil (Bbls)
Balance, November 30, 2004                                             -                 -
  Extensions and discoveries                                   1,171,425               353
  Production                                                    (211,481)                -
                                                             -------------------------------
Balance, November 30, 2005                                       959,944               353
  Revisions to previous estimates                                254,143                (8)
  Extensions and discoveries                                       1,773                20
  Production                                                    (210,439)               45
                                                             -------------------------------
Balance, November 30, 2006                                     1,005,421               320
                                                             ===============================

PROVED DEVELOPED RESERVES AS OF NOVEMBER 30

                                                                   2006             2005
    Gas (Mcf)                                                    435,691          648,302
                                                              ==============================
    Oil (Bbls)                                                       320              353
                                                              ==============================

Standardized Measure of Discounted Future Net Cash Flows

                                                                   November 30,      November 30
                                                                       2006              2005
Future cash inflows                                              $   6,769,792     $    6,529,934
Future cash outflows
  Production costs                                                  (2,954,112)        (2,498,340)
  Development costs                                                   (340,000)           (84,000)
                                                                 ---------------------------------
Future net cash before income taxes                                  3,475,680          3,947,594
Future income taxes                                                        -                  -
                                                                 ---------------------------------
Future net cash flows                                                3,475,680          3,947,594
Adjustment to discount future annual net cash flows at 10%            (732,608)        (1,005,320)
                                                                 ---------------------------------
Standardized measure of discounted future net cash flows         $   2,734,072     $    2,942,274
                                                                 =================================


                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

                                                                   November 30,      November 30
                                                                       2006              2005

Changes in the Standardized Measure of Discounted Future Net Cash Flows
Standardized measure, beginning of period                        $   2,942,274     $          -
Sales of oil and gas, net of production costs and taxes               (414,000)          (332,125)
Net change in sales prices, net of production costs                   (242,000)               -
Discoveries, extensions and improved recoveries, net of                                 3,274,399
  future development costs                                               2,000                -
Change in future development costs                                    (276,000)               -
Revisions of quantity estimates                                        449,000                -
Accretion of discount                                                  294,000                -
Other                                                                  (12,202)               -
                                                                 ---------------------------------
Standardized measure, end of period                              $   2,743,072     $    2,942,274
                                                                 =================================