Form 10-Q
period 2007-02-28
GALAXY ENERGY CORP
filed 2007-04-16
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

                         Commission file number 1-32682

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,681,968 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF APRIL 10, 2007

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                                   February 28, 2007     November 30, 2006
                                                                       Unaudited
                                     ASSETS
Current assets
   Cash and cash equivalents                                     $           916,948     $            608,180
   Accounts receivable, joint interest                                        14,465                   60,475
   Accounts receivable, joint interest, related party                        133,616                  923,172
   Accounts receivable, other                                                111,660                  102,800
   Prepaid and other                                                         169,950                  107,236
                                                                 --------------------    ---------------------
      Total Current Assets                                                 1,346,639                1,801,863
                                                                 --------------------    ---------------------

Oil and gas properties, at cost, full cost method of accounting
   Evaluated oil and gas properties                                       10,998,266               10,991,945
   Unevaluated oil and gas properties                                     43,588,158               42,767,330
   Less accumulated depletion, amortization and impairment                (9,065,049)              (8,966,135)
                                                                 --------------------    ---------------------
                                                                          45,521,375               44,793,140
                                                                 --------------------    ---------------------

Furniture and equipment, net                                                 103,604                  121,945
                                                                 --------------------    ---------------------

Other assets
   Deferred financing costs, net                                             519,068                  565,524
   Restricted investments                                                    459,783                  459,783
   Deferred selling costs                                                    460,000                      -
   Other                                                                      18,003                   18,003
                                                                 --------------------    ---------------------
                                                                           1,456,854                1,043,310

                                                                 --------------------    ---------------------
TOTAL ASSETS                                                     $        48,428,472     $         47,760,258
                                                                 ====================    =====================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable and accrued expenses                         $         1,688,647     $          1,548,168
   Accounts payable  - related party                                          68,073                   64,400
   Notes payable - related party                                           2,049,728                2,049,728
   Current portion convertible notes payable, net                          9,211,809               10,019,996
   Interest payable                                                        2,990,108                2,488,451
   Deposit received on oil and gas asset sale                              2,000,000                      -
                                                                 --------------------    ---------------------
      Total Current Liabilities                                           18,008,365               16,170,743
                                                                 --------------------    ---------------------

Non-current obligations
   Convertible notes payable, net                                         16,558,595               16,308,801
   Notes payable - related party                                           6,900,000                5,500,000
   Interest payable                                                          832,397                  572,466
   Asset retirement obligation                                             1,314,359                1,288,337
                                                                 --------------------    ---------------------
      Total Non-current Obligations                                       25,605,351               23,669,604
                                                                 --------------------    ---------------------

Stockholders' equity
   Preferred stock, $.001 par value
      Authorized - 25,000,000 shares
      Issued - none                                                              -                        -
   Common stock, $.001 par value
      Authorized - 400,000,000 shares
      Issued and outstanding - 83,661,968 shares
      and 81,661,968 shares                                                   83,662                   81,662
   Capital in excess of par value                                         72,254,502               71,537,766
   Deficit accumulated during the development stage                      (67,523,408)             (63,699,517)
                                                                 --------------------    ---------------------
      Total Stockholders' Equity                                           4,814,756                7,919,911

                                                                 --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        48,428,472     $         47,760,258
                                                                 ====================    =====================

   The accompanying notes are an integral part of these financial statements.

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Cumulative
                                                                                        From Inception
                                                   Three Months Ended February 28,    (June 18, 2002) to
                                                        2007               2006        February 28, 2007
Revenue
   Natural gas sales                            $        217,189   $        425,675   $      2,831,480
   Gain on disposition of oil and gas property               -                  -              197,676
   Gain on disposition of oil and gas property
      and other income, related party                        -                  -              122,946
                                                -------------------------------------------------------
                                                         217,189            425,675          3,152,102
                                                -------------------------------------------------------

Costs and expenses
   Lease operating expense                               163,291            294,308          1,968,742
   General and administrative                          1,059,402          1,154,718         18,145,305
   Impairment of oil and gas properties                      -                  -            6,667,996
   Depreciation depletion and amortization               143,277            176,344          2,886,872
                                                -------------------------------------------------------
                                                       1,365,970          1,625,370         29,668,915
                                                -------------------------------------------------------

Other income (expense)
   Interest and other income                               5,220              4,199            235,521
   Interest expense and financing costs               (2,680,329)        (4,582,103)       (41,242,116)
                                                -------------------------------------------------------
                                                      (2,675,109)        (4,577,904)       (41,006,595)
                                                -------------------------------------------------------


Net Loss                                        $     (3,823,890)  $     (5,777,599)  $    (67,523,408)
                                                =======================================================

Net loss per common share - basic and diluted   $          (0.05)  $          (0.08)  $          (1.25)
                                                =======================================================

Weighed average number of common
   shares outstanding - basic and diluted             82,617,024         68,668,029         54,119,024
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

                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                      Cumulative
                                                                                                    From Inception
                                                               Three Months Ended February 28,    (June 18, 2002) to
                                                                   2007                2006        February 28, 2007
Cash flows from operating activities
   Net loss                                                $     (3,823,890)   $     (5,777,599)   $    (67,523,408)
   Adjustments to reconcile net loss to net
     cash (used) by operating activities
   Stock for interest                                                   -                   -             4,352,508
   Stock for services                                                   -                   -               264,600
   Stock for services - related party                                   -                   -                90,000
   Oil and gas properties for services                                  -                   -               732,687
   Stock for debt - related party                                       -                   -               233,204
   Amortization of discount and deferred financing costs
     on convertible debt                                          1,363,064           3,478,271          19,271,626
   Finance costs incurred for waiver of triggering event                -                   -             3,457,101
   Write-off of discount and deferred financing costs
     upon conversion of convertible debt                                -                   -             2,979,404
   Write-off of discount and deferred financing costs
     upon extiguishment of convertible debt                             -                   -             2,162,597
   Compensation expense on vested stock options                     308,735             320,309           2,036,145
   Depreciation, depletion and amortization
     and accretion of ARO expense                                   143,277             176,344           2,881,871
   Gain on disposition of oil and gas assets                            -                   -              (270,389)
   Impairment of oil and gas properties                                 -                   -             6,667,996
   Other                                                                -                   -                11,178
   Changes in assets and liabilities
   Accounts payable - trade, accruals, bank overdrafts              215,136           1,152,809             253,794
   Accounts payable - related                                         3,673              (4,436)             68,073
   Interest payable                                                 761,589             750,955           3,822,506
   Accounts receivable, prepaids and other
     current assets                                                 664,332            (671,994)           (523,443)
   Other                                                                -                   -               (18,443)
                                                           ---------------------------------------------------------
Net cash used by operating activities                              (364,084)           (575,341)        (19,049,393)
                                                           ---------------------------------------------------------


Cash flows from investing activities
   Additions to oil and gas properties                             (838,939)           (767,345)        (46,263,966)
   Management fees earned on operated properties                     11,791                 -             1,707,621
   Purchase of furniture and equipment                                  -                   -              (281,172)
   Purchase surety bonds                                                -                   -              (459,783)
   Proceeds from sale of oil and gas asset                              -                   -               340,000
   Deposit on sale of oil and gas properties, net of
     selling costs                                                1,975,000                               1,975,000
   Advance to affiliate                                                                     -               (60,000)
   Cash received upon recapitalization and merger                                           -                 4,234
                                                           ---------------------------------------------------------
Net cash provided by (used for) investing activities              1,147,852            (767,345)        (43,038,066)
                                                           ---------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.


                           GALAXY ENERGY CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                    From Inception
                                                               Three Months Ended February 28,    (June 18, 2002) to
                                                                   2007                2006        February 28, 2007
Cash flows from financing activities
   Proceeds from sale of common stock                                   -                   -            17,905,300
   Proceeds from sale of convertible notes payable                      -                   -            44,695,000
   Proceeds from sale of convertible debentures                         -                   -             5,040,000
   Proceed for sale of notes payable - related party              1,400,000                               6,900,000
   Proceeds from exercise of warrants                                   -                   -             1,019,306
   Debt and stock offering costs                                        -                   -            (3,980,569)
   Payment of convertible notes payable                          (1,875,000)                -            (7,894,780)
   Payment of note payable - related party                              -                   -              (129,578)
   Payment of note payable                                                                  -              (550,272)
   Checks written against future deposits                                               190,062                   0
                                                           ---------------------------------------------------------
Net cash provided by (used for) financing activities               (475,000)            190,062          63,004,407
                                                           ---------------------------------------------------------

Net (decrease) increase in cash                                     308,768          (1,152,624)            916,948

Cash and cash equivalents, beginning of period                      608,180           1,328,469                 -
                                                           ---------------------------------------------------------
Cash and cash equivalents, end of period                   $        916,948    $        175,845    $        916,948
                                                           =========================================================


Supplemental schedule of cash flow information
   Cash paid for interest                                  $        555,676    $        352,877    $      5,114,960
                                                           =========================================================

Supplemental disclosures of non-cash investing and
financing activities
   Debt incurred for oil and gas properties                $            -      $            -      $      3,646,000
                                                           =========================================================
   Debt incurred for finance costs                         $            -      $            -      $      3,547,101
                                                           =========================================================
   Stock issued for services                               $            -      $            -      $        354,600
                                                           =========================================================
   Stock issued for interest and debt                      $            -      $            -      $     13,742,538
                                                           =========================================================
   Stock issued for convertible debentures                 $            -      $            -      $      5,640,000
                                                           =========================================================
   Warrants issued for offering and financing costs        $            -      $            -      $      1,685,850
                                                           =========================================================
   Discount on convertible debt issued                     $            -      $            -      $     14,883,630
                                                           =========================================================
   Conversion of interest to debt                          $            -      $            -      $         11,178
                                                           =========================================================
   Stock issued for subsidiary - related                   $            -      $            -      $       (202,232)
                                                           =========================================================
   Stock issued for oil and gas properties                 $            -      $            -      $      9,146,800
                                                           =========================================================
   Stock issued for selling costs of oil
     and gas properties                                    $        410,000    $            -      $        410,000
                                                           =========================================================



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

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-K for the year ended November 30, 2006.

         The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation ("Dolphin") and Pannonian International, Ltd. ("Pannonian"). All significant intercompany transactions have been eliminated.

         LIQUIDITY

         During the three months ended February 28, 2007, the Company incurred a net loss of $3,823,890 and used cash for operating activities of $364,084. During the three months ended February 28, 2007, the Company's working capital deficit increased to $16,661,726 from $14,368,880 as of November 30, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations. On December 29, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company's oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets"). The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser's common stock. Closing of the transaction is subject to approval by the Company's secured noteholders, approval of all matters in its discretion by the Company's Board of Directors, the purchaser obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. The Company intends to use the cash proceeds to repay the senior secured convertible notes and is in negotiations with the subordinated noteholders to repay the principal and accrued interest on their notes utilizing the shares of common stock of the purchaser. If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets. In such an event the Company may be required to write off a portion of the carrying value and such write-off could be material.

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

         The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities, which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligation. In addition, significant estimates are required in the valuation of undeveloped oil and gas properties. Actual results could differ from those estimates and such differences could be material. The Company has negotiated a purchase and sale agreement with a related party to sell certain of its evaluated and unevaluated oil and gas properties. The value at which such assets are carried on the balance sheet is supported by an independent third party appraisal of an amount approximately equal to such carrying value, and the negotiated sales price for the assets is in excess of the carrying value. If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets. In such an event the Company may be required to write off in the near term a portion of the carrying value and such write-off could be material.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. During the year ended November 30, 2006, the Company recorded an impairment expense of $1,328,473 representing the excess of capitalized costs over the ceiling amount. No additional impairment expense was recognized during the three months ended February 28, 2007. Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above. During the year ended November 30, 2006, the Company recognized properties with a carrying value of $473,265 as being impaired and reclassified those costs from unevaluated properties to evaluated properties and added those costs to the full cost pool amortization base. No impairment or reclassification of costs was recognized during the three months ended February 28, 2007.

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

         DEFERRED SELLING COSTS

         In connection with the proposed sale of the Powder River Basin Assets, the Company has incurred certain costs, which total $460,000 as of February 28, 2007, and has recorded the costs as Deferred Selling Costs on the balance sheet as of that date. These costs will be offset against proceeds of the sale at closing. If it appears the sale will not be completed the costs will be charged to operations as expense.

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

         The Company has, through acquisition and drilling, acquired working interests in 243 natural gas wells. A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at February 28, 2007. The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company's estimate of the lives of the wells, based upon the lives of comparable wells in the area. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

         The information below reflects the change in the ARO during the periods ended February 28,

                                                     2007              2006
                                                  ----------        ----------
           Balance beginning of period            $1,288,337        $1,242,967

              Liabilities incurred                         -                 -
              Liabilities settled                          -                 -
              Accretion                               26,022             7,183
                                                  ----------        ----------
           Balance end of period                  $1,314,359        $1,250,150
                                                  ==========        ==========


         SHARE BASED COMPENSATION

         The Company had followed Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees", and related interpretations, through November 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statements for awards granted to non-employees which must be re-measured each period under the mark-to-market, as required under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The Company previously adopted the provisions of SFAS No.123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure", through disclosure only.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Effective   December  1,  2005,   the  Company   adopted  SFAS  123(R),
         "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

         As of February 28, 2007, options to purchase an aggregate of 4,955,000 shares of the Company's common stock were outstanding, of which 3,262,500 are exercisable. These options were granted during 2007, 2006, 2005, and 2004, to the Company's employees, directors and consultants at exercise prices ranging from $0.19 to $3.51 per share. The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date. Stock-based compensation costs were $308,735 and $320,309, before tax, for the three months ended February 28, 2007 and 2006, respectively. These amounts were charged to operations as compensation expense and included withing general and administrative expense.

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

         RECLASSIFICATION

         Certain amounts in the November 30, 2006 financial statements have been reclassified to conform to the February 28, 2007 financial statement presentation. The reclassifications have no effect on the Company's net loss for the period.

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

         United States Cost Center

         In 2003, the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area. In 2004, the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin. During 2005, exploratory drilling activities continued in the Powder
         River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties. During 2006 and 2007, the Company continued limited drilling operations in the Powder River Basin and conducted extended de-watering operations on certain prospects in the basin. On December 29, 2006, the Company entered into a Purchase and Sale Agreement (the "PSA") with PetroHunter Energy Corporation ("PetroHunter") and its wholly owned subsidiary, PetroHunter Operating Company, a related party. Pursuant to the PSA, the Company agreed to sell the Powder River Basin Assets. The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock at the rate of $1.50 per share.

         Closing of the transaction is subject to approval by the Company's secured noteholders, approval of all matters in its discretion by our Board of Directors, PetroHunter obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by April 30, 2007.

         Within ten (10) days of signing the PSA, PetroHunter was required and did make an initial earnest money payment of $1.4 million. PetroHunter made an additional earnest money payment of $600,000 in January 2007. In the event the closing does not occur for any reason other than a material breach by the Company, the deposit shall convert into a promissory note, payable to PetroHunter, and shall be an unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.

         In 2005, the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, evaluating and planning for an exploratory drilling program. In 2006, the Company, as operator, drilled four wells and participated as non-operator in the drilling of four additional wells in the Piceance basin. As of February 28, 2007, three of the Company's operated wells are shut in pending completion operations and three of the non-operated wells have commenced production of natural gas, condensate and other hydrocarbon liquids.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         Germany Cost Center

         In March 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the "Farmee") to conduct exploration activities on its Neues Bergland Exploration Permit in Germany. Prior to the farmout Pannonian owned a 50% interest in the permit. Under the terms of the agreement the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian's ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property. In December 2005, the Company commenced drilling the initial test well on the permit. The well, in which the Company had a carried interest, was completed in January 2006. In July 2006, the Company completed the testing of the four primary zones of interest in the Glantal-1 well and no significant natural gas flows were encountered. The wellbore was plugged and abandoned in August 2006. The Company and its joint venture partners are evaluating further operations on the permit, which could include a seismic program and additional exploratory drilling. The Company's balance sheet reflects no capitalized oil and gas costs related to the Germany cost center

         Romania Cost Center

         In May 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with a related party whose President is a significant shareholder of the Company (Falcon Oil &Gas or "Falcon") to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania. This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the "Concession"). The farmout agreement calls for the assignment of the Concession to Falcon; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon. In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian's proportionate share of drilling and operating costs subsequent to the drilling of the first two wells. The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property. The first test well on the property, in which the Company has a carried interest, was drilled in 2005. Subsequent to February 28, 2007, the Company and Falcon decided to plug and abandon the test well. They are evaluating whether the drilling of a second well should be commenced in 2007. Following the recognition of the gain on farmout, the Company's balance sheet reflects no capitalized oil and gas costs for the Romanian cost center.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - NOTES PAYABLE

         RELATED PARTIES

         As of February 28, 2007, the Company has issued six separate subordinated unsecured promissory notes for a total of $6,900,000 in favor of Bruner Family Trust UTD March 28, 2005, (the "Bruner Trust") a related party. One of the trustees of the Bruner Trust is Marc E.
         Bruner, the president and a director of the Company. Interest accrues at the rate of 8% per annum and the note matures as summarized below or the time at which the registrant's senior indebtedness has been paid in full. In October 2006, the remaining balance of the promissory note originally issued to DAR LLC, together with accrued interest, was acquired by the Bruner Trust. The note, in the amount of $2,049,728 accrues interest at the rate of 12% per annum and is due on June 30, 2007.

         At February 28, 2007 notes payable to the Bruner Trust are as follows:

               Issue Date                    Due Date            February 28, 2007   November 30, 2006

        CURRENT LIABILITIES
        January 14, 2004                   June 30, 2007          $      2,049,728   $       2,049,728
                                                                  ================   =================

        NON-CURRENT OBLIGATIONS
        September 28, 2006                 January 26, 2007       $      2,500,000   $       2,500,000
        November 1, 2006                   March 1, 2007                 1,000,000           1,000,000
        November 13, 2006                  March 13, 2007                  500,000             500,000
        November 30, 2006                  March 30, 2007                1,500,000           1,500,000
        January 31, 2006                   May 31, 2007                    500,000                 -
        February 28, 2006                  June 28, 2007                   900,000                 -
                                                                  ----------------   -----------------
                                                                  $      6,900,000   $       5,500,000
                                                                  ================   =================

         OTHER

         In connection with the acquisition of oil and gas properties from DAR LLC, ("DAR") the Company issued a promissory note to DAR in the amount of $2,600,000. At February 28, 2007, the remaining balance of the note payable was $2,049,728. The note together with accrued interest was acquired by the Bruner Trust in October 2006.

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

         On December 1, 2005, the Company and the holders of the 2004 Notes entered into an agreement, that among other things lowered the conversion price of the Notes, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes as additional paid in capital. During the three months ended February 28, 2007, the Company recorded amortization of the discount in the amount of $483,799 as interest expense.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement. The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006. Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy's common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. The increased principal in the amount of $957,101 was included in interest expense for the year ended November 30, 2006.

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

         In connection with the agreement entered into with the Holders of the 2004 notes, as discussed above the terms of the March 2005 Notes were also amended to lower the conversion price and lower the exercise price of existing and newly issued warrants. In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt. The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost. In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital. During the three months ended February 28, 2007 the Company recorded amortization of the discount in the amount of $583,014 as interest expense.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         MAY 2005 NOTES

         In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors. Gross proceeds from the offering were $10,000,000. The notes are secured by a security interest in all of the assets of the Company and the domestic properties of its subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly. They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest ("ORRI") in Galaxy's domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component. The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170. This value has been recorded as a reduction of the Company's undeveloped oil and gas properties full cost pool and as a discount to the notes. The discount will be amortized over the five-year term of the notes. Amortization of the discount of $194,006 is included in interest expense for the three months ended February 28, 2007.

         On November 29, 2006, the Company and the holders of the May 2005 Notes entered into a Waiver and Amendment Agreement. The Company had notified the holders of the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006. Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy's common stock. The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. The increased principal in the amount of $2,500,000 was included in interest expense for the year ended November 30, 2006.

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

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years. The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $38,992 is included in interest expense for the three months ended February 28, 2007.

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

         The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years. The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures. Amortization of the discount of $16,794 is included in interest expense for the three months ended February 28, 2007.

         The Company has evaluated the embedded conversion feature in the 2004, the March 2005, and the May 2005 Notes, and the April 2006 and the June 2006 Debentures and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). Included in the evaluation is the conclusion the Notes and Debentures meet the definition of "conventional convertible instrument" and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19. Further the Company has evaluated the detachable warrants related to the 2004 and the March 2005 Notes and the April 2006 and the June 2006 Debentures, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity. The Company has also evaluated the freestanding registration rights agreements attached to the Notes and Debentures and have concluded they do meet the definition of derivative instruments under SFAS 133. The fair value of the derivative liabilities has been determined to not be significant based on a probability-weighted, discounted cash flow evaluation of its terms.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)


         At February 28, 2007 and November 30, 2006 convertible notes consist of the following:


                                                       2007             2006

         2004 Notes                              $   2,285,505    $   4,160,505
           Less unamortized discount                  (179,204)        (663,002)
         March 2005 Notes                            7,695,000        7,695,000
           Less unamortized discount                  (589,492)      (1,172,506)
         May 2005 Notes                             12,500,000       12,500,000
           Less unamortized discount                (2,556,570)      (2,750,577)
         April 2006 Notes                            4,500,000        4,500,000
           Less unamortized discount                  (261,680)        (300,671)
         June 2006 Notes                             2,500,000        2,500,000
           Less unamortized discount                  (123,155)        (139,951)
                                                 -------------------------------
                                                    25,770,404       26,328,798
         Less current portion, net                  (9,211,809)     (10,019,996)
                                                 -------------------------------
         Long term portion, net                  $  16,558,595    $  16,308,801
                                                 ===============================


         Total unamortized discount on all Notes and Debentures at February 28, 2007 in the amount of $3,710,101 will be amortized and recognized as interest expense over the remaining terms of the respective debt instruments.

         Total principal payments due in the next twelve months, including related party debt are $18,930,233. If the Company's common stock meets certain conditions of trading volume and price, $9,980,505 of the principal payments may be paid by issuing shares of common stock. However, the Company currently plans to utilize the proceeds from the proposed Powder River Basin Asset sale to pay those amounts.

NOTE 6 - STOCKHOLDERS/ EQUITY

         During the three months ended February 28, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors' consent to the Powder River Basin Asset Sale. The creditors' consent was required because they have a security interest covering the assets to be sold. the Company issued the shares at the closing market price per share on the dates of issuance and the value associated with these shares, $410,000, is included in deferred selling costs on the February 28, 2007 Balance Sheet. Such amounts will be offset against the proceeds of the Sale upon consummation.

                            GALAXY ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCK OPTION PLAN

         The Company adopted the 2003 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At February 28, 2007, and November 30, 2006, options to purchase 1,545,000 and 1,785,000 shares, respectively, were available to be granted pursuant to the stock option plan.

         On January 2, 2007, the Company granted each of the Company's outside directors options to purchase 60,000 shares of the Company's common stock for a term 10 years at the closing price of the common stock on the date of grant. The options were vested upon grant.

NOTE 8 - SUBSEQUENT EVENTS

         a) On April 2, 2007, the Company and PetroHunter amended the Powder River Basin Purchase and Sale Agreement to extend the closing date to on or before April 30, 2007.

         b) On March 30, 2007, the Company issued a subordinated unsecured promissory note in the amount of $1,350,000 in favor of Bruner Trust, a related party. Interest accrues at the rate of 8% per annum and the notes mature on the later of 120 days from issue or the time at which the registrant's senior indebtedness has been paid in full.

         c) The Company has made cash payments on the 2004 Notes of $625,000 on the first business day of each of March and April 2007. As of April 15, 2007, the remaining balance of the 2004 Notes is $1,035,505.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATION

         We spent fiscal years 2003, 2004, 2005 and 2006 obtaining oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines. Most of this funding has been high-interest debt financing.

         Our tasks now are to establish reserves on our properties and to place our properties into production. As of April 1, 2007, we had interests in 175 completed wells (22 of which were delivering natural gas into sales pipelines), 60 wells in various stages of completion and 8 water disposal wells. We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 700 thousand cubic feet per day. As our first wells come online in the Piceance Basin over the next few months and as our coal bed methane wells continue to dewater and increase their production of natural gas, we expect to generate significantly more revenues during the current fiscal year. We anticipate that these revenues, while significantly larger than in fiscal 2005 and 2006, will not be sufficient to fund completely our planned operations, debt repayment and commitments.

         At February 28, 2007, our working capital deficit was $16,661,726. As of that date we, we had contractual obligations due within twelve months totaling $17,066,260, as explained more fully below. To meet these obligations and working capital needs, we have entered into a Purchase and Sale Agreement ("PSA") with PetroHunter a related party. Pursuant to the PSA, we agreed to sell all of our Powder River Basin Assets. The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock. If this sale is completed, we would pay off all of our convertible debt, leaving as our only outstanding debt a portion of the notes due to Bruner Family Trust, which totaled $8,250,000 as of April 5, 2007 and a note purchased by Bruner Family Trust in the principal amount of $2,049,728 as of that date. We believe that we would then be able to continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity in the Piceance Basin.

         There are significant contingencies in connection with this proposed sale, including the ability of PetroHunter to raise the funds required to complete this transaction. If this proposed sale is not completed, we will be forced to find another buyer and suitable terms for a sale of the property. If we cannot find another buyer and suitable terms for a sale, we may be forced to seek the protection of bankruptcy laws. Furthermore, we may be required to reduce the sale price compared to that provided for under the PSA, which could result in a significant impairment (and loss to the Company) to the carrying value of this asset.

GOING CONCERN

         The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2006, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. We have incurred a cumulative net loss of $67,523,408 for the period from inception to February 28, 2007. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2006

         During the three months ended February 28, 2007, revenues from natural gas sales decreased to $217,189 from $425,675 the year before. A total of 23 wells produced and sold 39,306 Mcf of natural gas in 2007, compared to 38 wells that sold 53,036 Mcf in 2006. The 2007 production decrease reflects the shutting in of an uneconomic producing field in the Powder River Basin. Average prices received for gas sold decreased to $5.45 in 2007 from $8.03 in 2006. Lease operating and production tax expenses also decreased in 2007 to $163,292 or $4.15/Mcf, compared to $294,308 or $5.55/Mcf the year before. This decrease reflects the effect of shutting in the uneconomic Powder River Basin field, together with increased operating efficiencies achieved in the other Powder River Basin fields.

         We recorded interest income earned on cash deposits in commercial banks and other income of $5,220 during the quarter ending February 28, 2007 compared to $4,199 during the same period in 2006.

         For the three months ended February 28, 2007 and 2006, we incurred general and administrative expenses of $1,059,402 and $1,154,718, respectively, as summarized below:

--------------------------------------------------------------------------------
                                                        2006            2005
--------------------------------------------------------------------------------
Stock based compensation                             $   308,735     $   320,309
--------------------------------------------------------------------------------
Salaries and benefits                                    224,030         232,554
--------------------------------------------------------------------------------
Professional and consulting fees                          31,149          88,960
--------------------------------------------------------------------------------
Investor relations                                       112,417         176,989
--------------------------------------------------------------------------------
Legal                                                    143,859          86,287
--------------------------------------------------------------------------------
Travel and entertainment                                  12,983          12,776
--------------------------------------------------------------------------------
Office lease and expenses                                 56,396          57,191
--------------------------------------------------------------------------------
Audit and accounting                                      86,039          78,225
--------------------------------------------------------------------------------
Directors fees                                            45,000          54,000
--------------------------------------------------------------------------------
Insurance, prospect generation and other                  38,794          47,427
--------------------------------------------------------------------------------
                                          Total      $ 1,059,402     $ 1,154,718
--------------------------------------------------------------------------------

         Significant period-to-period variances include:
    o Professional and consulting fees decrease reflects the termination of the consulting contract with the founder of the Company effective February 28, 2006, resulting in savings of $30,000; and reduced fees paid to independent reservoir engineer as we did not require the preparation of a market valuation report in 2007, having completed one in 2006, resulting in savings of $25,000.
    o Investor relations expenses in 2006 included the costs associated with a special shareholders meeting to approve the issuance of additional shares of common stock. No such special meeting was held in 2007, resulting in savings of approximately $40,000. In addition, we terminated the contract with one investor relations firm subsequent to February 28, 2006, resulting in savings of $25,000.
    o Increased legal fees in 2007 reflects legal fees incurred to prepare and file numerous 8-K reports and file preliminary proxy statements with the SEC; approximately $20,000 and in house legal fees incurred in negotiations for the sale of certain oil and gas assets; approximately $40,000.

         Depreciation, depletion and amortization expense ("DD&A") of $143,277 in 2007 reflects a decrease from the 2006 amount of $176,344. The decrease reflects lower DD&A on oil and gas properties of $86,130 or $2.19/Mcf in 2007 compared to $144,383 or $2.72/Mcf in 2006. The lower DD&A reflects a lower amortization base following the impairment write-down of $1,328,432 in 2006. The impairment write-downs represented the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules. The decreased DD&A of oil and gas assets was partially offset by increased depreciation of our asset retirement obligation ("ARO") asset and accretion of our ARO in 2007 to $38,806 from $13,620 in 2006.

         Interest and financing costs decreased to $2,680,329 in 2007 from $4,582,103 in 2006, reflecting significantly lower amortization of discount on the 2004 Notes, partially offset by the higher debt levels in 2007. The table below summarizes interest and financing costs for the three months ended February 28, 2007 and 2006.

--------------------------------------------------------------------------------
                                                         2007            2006
--------------------------------------------------------------------------------
Interest on outstanding debt                         $ 1,144,067     $ 1,103,832
--------------------------------------------------------------------------------
Interest on outstanding debt, related party              172,518               -
--------------------------------------------------------------------------------
Amortization of discount                               1,316,605       3,301,468
--------------------------------------------------------------------------------
Amortization of deferred finance costs                    47,139         176,803
--------------------------------------------------------------------------------
                                           Total     $ 2,680,329     $ 4,582,103
--------------------------------------------------------------------------------

         Significant year-to-year variances include:
    o Interest on outstanding debt, related party in 2007 reflects costs associated with borrowing from the Bruner Family Trust in late 2006 and 2007. No such borrowings existed in 2006.
    o Lower amortization of discount in 2007 reflects the lower balance of debt on the 2004 Notes in 2007 compared to 2006. As a result of the principal repayment schedule of the 2004 Notes, higher amortization of discount is recorded when debt levels are higher. As we have paid the 2004 Notes down from $12,500,000 in 2006 to $2,285,505 in 2007, related amortization of discount is significantly less in 2007.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. For the three months ended February 28, 2007 we used $364,084 for operating activities, as compared to $575,341 for the same period in 2006. Significant adjustments to reconcile the net loss of $3,823,890 to net cash used by operating activities for 2007 were $1,363,064 for amortization of discount and deferred financing costs on convertible debt, $308,735 of stock based compensation expense and DD&A of $143,277. In contrast, the equivalent adjustments for 2006 to the net loss of $5,777,599 included $3,478,271 for amortization of discount and deferred financing costs on convertible debt, $320,309 of stock based compensation expense and $176,344 of DD&A.

         INVESTING ACTIVITIES. Our investing activities provided net cash of $1,147,852, after recoveries, in the three months ended February 28, 2007, as compared to $767,345 of cash used for the comparable period of 2006. The increase is due to an earnest money deposit we received of $1,975,000, net of selling costs, on the proposed sale of our Powder River Basin assets in the 2007 period.

         FINANCING ACTIVITIES. Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $71,579,037 through the period ended February 28, 2007. Financing activities used cash of $475,000 in the first three months of fiscal 2007, as compared to $190,062 in 2006.

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

         On May 31, 2005, we completed a private offering of senior secured convertible notes to essentially the same group of accredited investors that purchased our 2004 Notes and Warrants (the "May 2005 Notes"). Gross proceeds from the offering were $10,000,000. The May 2005 Notes are secured by a security interest in all of our assets and the domestic properties of our subsidiaries. Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes. The May 2005 Notes mature and are payable on May 31, 2010 (but can be redeemed by the holders after May 31, 2008) and bear interest at the prime rate plus 7.25%, adjusted and payable quarterly. The May 2005 Notes were originally convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest in our domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.

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

         We also obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the "PRB Sale") to PetroHunter as described above. Such consent is required as the holders have a security interest covering these assets. The note holders conditioned their consent on the following: completion of the PRB Sale by March 31, 2007 and our compliance with the Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders. Further, we will be required to (i) pay the 2004 Notes and May 2005 Notes in full, (ii) deliver to the holders 1,000,000 of the PetroHunter shares to be received by us as part of the PRB Sale consideration and 10,000,000 shares of our common stock and (iii) retire all of our outstanding subordinated convertible debt using the consideration we receive in the PRB Sale. Additionally, the holders and PetroHunter must enter into a suitable registration rights agreement with respect to the 1,000,000 PetroHunter shares. Since we and PetroHunter have extended the deadline for completing the PRB Sale to April 30, 2007, we will need to seek a similar extension from the note holders.

         Because the PRB Sale was not consummated by January 31, 2007, we issued 2,000,000 additional shares of our common stock to the holders of the 2004 Notes and the May 2005 Notes in order to maintain their consent to the PRB Sale, as required under the 2006 Waiver and Amendment. We have agreed to register these shares.

         In October 2006, Bruner Family Trust, a related party, acquired a promissory note we had issued to DAR, LLC in the original principal amount of $2,600,000. While the note, as amended, had a stated maturity date of December 1, 2006, Bruner Family Trust has stated that it will not enforce its rights under the note until June 30, 2007.

         During the three months ended February 28, 2007, we issued two separate subordinated unsecured promissory notes for a total of $1,400,000 in favor of the Bruner Trust a related party. Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of February 28, 2007.


---------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------------------------------------
                                                                                                              MORE
                                                             LESS THAN 1                                      THAN 5
  CONTRACTUAL OBLIGATIONS (1)<F1>               TOTAL            YEAR          1-3 YEARS       3-5 YEARS      YEARS
---------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
Senior Secured Notes Payable (2)<F2>
   Principal                                 $ 14,785,505     $ 2,285,505      $         -     $12,500,000      $-
   Interest                                     6,368,487       2,010,439        3,875,000         483,048       -
Senior Subordinated Notes Payable (3)<F3>
   Principal                                   14,695,000       7,695,000        7,000,000               -       -
   Interest                                     5,062,881       2,435,415        2,627,466               -       -
Notes payable, related party
   Principal                                    8,949,728       2,049,728                -       6,900,000       -
   Interest                                     2,330,909         382,241                -       1,948,668       -
---------------------------------------------------------------------------------------------------------------------
Office, Equipment Leases & Other                  445,605         207,932          219,228          18,445       -
---------------------------------------------------------------------------------------------------------------------
TOTAL                                        $ 52,538,115     $17,066,260      $13,721,694     $21,850,161      $-
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

(2)<F2> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through February 28, 2007, and 15.5% thereafter.

(3)<F3> Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash. Interest payments were calculated using actual interest rates charged through February 28, 2007, and 15% thereafter.

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

         We calculate depreciation and depletion of our oil and gas using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

         In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. We recorded a ceiling write down during the year ended November 30, 2006 in the amount of $1,328,432 representing the excess of capitalized costs over the ceiling amount. No impairment was recognized during the three months ended February 28, 2007.

         We intend to sell a significant portion of our oil and gas properties and have negotiated a purchase and sale agreement with a related party to dispose of those assets. Full cost accounting rules do not include provisions for segregating those assets and identifying them as held for sale. Accordingly, those assets are reflected on the balance sheet as either evaluated or unevaluated oil and gas properties, as appropriate.

         OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Price changes will affect the economic lives of oil and gas properties and, therefore, price changes may cause reserve revisions. We are not aware of any material adverse issues related to our reserves regarding regulatory approval, the availability of additional development capital, or the installation of additional infrastructure.

         ASSET RETIREMENT OBLIGATIONS. SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS requires that we estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

         REVENUE RECOGNITION. We derive our revenue primarily from the sale of produced natural gas and crude oil. We report revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. We make estimates of the amount of production delivered to purchasers and the prices we will receive. We use our knowledge of our properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received. A majority of our sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and gas industry.

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

         STOCK BASED COMPENSATION. On December 1, 2005, we adopted FAS No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. We are assuming no forfeitures going forward based on our historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model

FORWARD-LOOKING STATEMENTS

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

ITEM 1A.      RISK FACTORS

              There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              During the quarter ended February 28, 2007, we issued 2,000,000 shares of common stock to our six senior lenders in order to maintain their consent to the sale of our Powder River Basin assets, as required under the 2006 Waiver and Amendment agreement with such lenders. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as such lenders were deemed to be sophisticated with regard to an investment in our securities. Restrictive legends were placed on the certificates evidencing these shares. No underwriters were used.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS


--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    2.1 Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
--------------------------------------------------------------------------------
    2.2 Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)
--------------------------------------------------------------------------------
    2.3         Third Amendment to Purchase and Sale Agreement dated March 30,
                2007 (3)
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation (4)
--------------------------------------------------------------------------------
    3.2         Articles of Amendment to Articles of Incorporation (5)(6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    3.3         Bylaws (4)
--------------------------------------------------------------------------------
   10.1         2003 Stock Option Plan (5)
--------------------------------------------------------------------------------
   10.2 Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.3         Form of Initial Note (7)
--------------------------------------------------------------------------------
   10.4         Form of Conditional Note (7)
--------------------------------------------------------------------------------
   10.5         Form of Common Stock Purchase Warrant (7)
--------------------------------------------------------------------------------
   10.6 Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (7)
--------------------------------------------------------------------------------
   10.7 Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (7)
--------------------------------------------------------------------------------
   10.8 Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (7)
--------------------------------------------------------------------------------
   10.9         Form of Mortgage (7)
--------------------------------------------------------------------------------
   10.10 Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (8)
--------------------------------------------------------------------------------
   10.11 Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (8)
--------------------------------------------------------------------------------
   10.12 Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (8)
--------------------------------------------------------------------------------
   10.13        Form of Note (8)
--------------------------------------------------------------------------------
   10.14        Form of Common Stock Purchase Warrant (8)
--------------------------------------------------------------------------------
   10.15 Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (8)
--------------------------------------------------------------------------------
   10.16        Subordination Agreement (8)
--------------------------------------------------------------------------------
   10.17 Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (9)
--------------------------------------------------------------------------------
   10.18        Second Amendment to Participation Agreement dated May 24, 2005
                (10)
--------------------------------------------------------------------------------
   10.19 Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   10.20        Form of Note (11)
--------------------------------------------------------------------------------
   10.21        Form of Qualifying Issuance Warrants (11)
--------------------------------------------------------------------------------
   10.22        Form of Repurchase Warrants (11)
--------------------------------------------------------------------------------
   10.23        Form of Registration Rights Agreement (11)
--------------------------------------------------------------------------------
   10.24 Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (11)
--------------------------------------------------------------------------------
   10.25        Form of Mortgage Amendment (11)
--------------------------------------------------------------------------------
   10.26        Form of Waiver and Amendment to 2004 Notes and Warrants (12)
--------------------------------------------------------------------------------
   10.27        Form of Waiver and Amendment to March 2005 Notes and Warrants
                (11)
--------------------------------------------------------------------------------
   10.28        Form of Conveyances of Overriding Royalty Interests (11)
--------------------------------------------------------------------------------
   10.29        Form of March 2005 Subordination Agreement (11)
--------------------------------------------------------------------------------
   10.30        Second Amendment to Lease Acquisition and Development Agreement
                (13)
--------------------------------------------------------------------------------
   10.31        Third Amendment to Participation Agreement dated October 4, 2005
                (14)
--------------------------------------------------------------------------------
   10.32 Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (15)
--------------------------------------------------------------------------------
   10.33 Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (16)
--------------------------------------------------------------------------------
   10.34        Form of Debenture (16)
--------------------------------------------------------------------------------
   10.35        Form of Warrant (16)
--------------------------------------------------------------------------------
   10.36        Form of Subordination Agreement (16)
--------------------------------------------------------------------------------
   10.37 Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (17)
--------------------------------------------------------------------------------
   10.38 Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (18)
--------------------------------------------------------------------------------
   10.39 Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (19)
--------------------------------------------------------------------------------
   10.40        Subordination Agreement dated September 28, 2006 (19)
--------------------------------------------------------------------------------
   10.41 Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (20)
--------------------------------------------------------------------------------
   10.42        Subordination Agreement dated November 1, 2006 (20)
--------------------------------------------------------------------------------
   10.43 Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (21)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   10.44        Subordination Agreement dated November 13, 2006 (21)
--------------------------------------------------------------------------------
   10.45        November 2006 Waiver and Amendment Agreement dated November
                   29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (22)
--------------------------------------------------------------------------------
   10.46        Registration Rights Agreement dated November 29, 2006 (22)
--------------------------------------------------------------------------------
   10.47 Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (23)
--------------------------------------------------------------------------------
   10.48        Subordination Agreement dated November 30, 2006 (23)
--------------------------------------------------------------------------------
   10.49 Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (24)
--------------------------------------------------------------------------------
   10.50        Subordination Agreement dated February 1, 2007 (24)
--------------------------------------------------------------------------------
   10.51 Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (25)
--------------------------------------------------------------------------------
   10.52        Subordination Agreement dated February 26, 2007 (25)
--------------------------------------------------------------------------------
   10.53 Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (26)
--------------------------------------------------------------------------------
   10.54        Forbearance Agreement between Galaxy Energy Corporation and
                   Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (27)
--------------------------------------------------------------------------------
   10.55 Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (28)
--------------------------------------------------------------------------------
   10.56        Subordination Agreement dated March 30, 2007 (28)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
-------------------------
(1) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated December 29, 2006, filed March 1, 2007.
(3) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form 8-K dated December 29, 2006, filed April 2, 2007.
(4) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-32237.

(5) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(9) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(10) Incorporated by reference to the exhibits to amendment no. 2 to the registrant's current report on Form
         8-K dated March 1, 2005, filed May 26, 2005.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(12) Incorporated by reference to the exhibits to amendment no. 1 to the registrant's current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(13) Incorporated by reference to the exhibits to amendment no. 3 to the registrant's current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(14) Incorporated by reference to the exhibits to amendment no. 4 to the registrant's current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(15) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(16) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(17) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(18) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(19) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(20) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(21) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(22) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(23) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(24) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(25) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(26) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(27) Incorporated by reference to the exhibit to the registrant's annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.
(28) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 0-32237.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY ENERGY CORPORATION


April 16, 2007                        By: /s/ CHRISTOPHER S. HARDESTY
                                         ---------------------------------------
                                              Christopher S. Hardesty
                                              Chief Financial Officer