Form 10-Q
period 2007-05-31
GALAXY ENERGY CORP
filed 2007-07-16
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  ___________________  to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  [  ]                                        Accelerated filer  [  ]                                     Non-accelerated filer  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,661,968 shares of Common Stock, $0.001 par value, as of July 11, 2007

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	May 31, 2007	November 30, 2006
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$505,154	$608,180
Accounts receivable, joint interest	19,353	60,475
Accounts receivable, joint interest, related party	45,214	923,172
Accounts receivable, other	29,951	102,800
Prepaid and other	159,703	107,236
Total Current Assets	759,375	1,801,863

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	11,013,975	10,991,945
Unevaluated oil and gas properties	44,761,333	42,767,330
Less accumulated depletion, amortization and impairment	(10,649,355)	(8,966,135)
	45,125,953	44,793,140

Furniture and equipment, net	87,637	121,945

Other assets
Deferred financing costs, net	471,229	565,524
Restricted investments	459,783	459,783
Deferred selling costs	461,895	-
Other	18,003	18,003
	1,410,910	1,043,310

Total Assets	$47,383,875	$47,760,258

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,921,641	$1,548,168
Accounts payable - related party	49,413	64,400
Current portion convertible notes payable, net	-	10,019,996
Notes payable - related party	2,049,728	2,049,728
Interest payable	688,094	2,488,451
Advance received on oil and gas asset sale	2,243,777	-
Total Current Liabilities	6,952,653	16,170,743

Non-current obligations
Convertible notes payable, net	24,508,940	16,308,801
Notes payable - related party	10,500,000	5,500,000
Interest Payable	3,915,065	572,466
Asset retirement obligation	1,342,947	1,288,337
Total Non-current Obligations	40,266,952	23,669,604

Stockholders' equity
Preferred stock, $001 par value
Authorized - 25,000,000 shares
Issued – none	-	-
Common stock, $.001 par value
Authorized - 400,000,000 shares
Issued and outstanding - 83,661,968 shares and
and 81,661,968 shares	83,662	81,662
Capital in excess of par value	72,547,824	71,537,766
Deficit accumulated during the development stage	(72,467,216)	63,699,517)
Total Stockholders' Equity	164,270	7,919,911

Total Liabilities and Stockholders' Equity	$47,383,875	$47,760,258
The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31
	2007	2006
Revenue
Natural gas sales	$153,740	$248,661

Costs and expenses
Lease operating expense	95,043	106,510
General and administrative	980,598	1,327,423
Impairment of oil and gas properties	1,495,315	-
Depreciation depletion and amortization	135,835	185,984
	2,706,791	1,619,917

Other income (expense)
Interest and other income	4,074	7,390
Interest expense and financing costs	(2,394,832)	(4,365,893)
	(2,390,758)	(4,358,503)

Net Loss	$(4,943,809)	$(5,729,759)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)

Weighed average number of common
shares outstanding - basic and diluted	83,661,938	68,668,029

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
	Six Months Ended May 31,		(June 18, 2002) to
	2007	2006	May 31, 2007
Revenue
Natural gas sales	$370,929	$674,336	$2,985,220
Gain on disposition of oil and gas property	-	-	197,676
Gain on disposition of oil and gas property
and other income, related party	-	2,283	122,946
	370,929	676,619	3,305,842

Costs and expenses
Lease operating expense	258,334	400,818	2,063,785
General and administrative	2,040,000	2,482,140	19,125,902
Impairment of oil and gas properties	1,495,315	-	8,163,311
Depreciation depletion and amortization	279,112	362,328	3,022,707
	4,072,761	3,245,286	32,375,705

Other income (expense)
Interest and other income	9,294	9,305	239,595
Interest expense and financing costs	(5,075,161)	(8,947,996)	(43,636,948)
	(5,065,867)	(8,938,691)	(43,397,353)

Net Loss	$(8,767,699)	$(11,507,358)	$(72,467,216)

Net loss per common share - basic and diluted	$(0.11)	$(0.17)	$(1.34)

Weighed average number of common
shares outstanding - basic and diluted	83,148,156	68,668,029	54,119,024

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			From Inception
	Six Months Ended May 31,		(June 18, 2002) to
	2007	2006	May 31, 2007
Cash flows from operating activities
Net loss	$(8,767,699)	$(11,507,358)	$(72,467,216)
Adjustments to reconcile net loss to net
cash (used) by operating activities
Stock for interest	-	-	4,352,508
Stock for services	-	-	264,600
Stock for services - related party	-	-	90,000
Oil and gas properties for services	-	-	732,687
Stock for debt - related party	-	-	233,204
Amortization of discount and deferred financing costs
on convertible debt	2,434,940	6,550,440	20,343,502
Finance costs incurred for waiver of triggering event	-	-	3,457,101
Write-off of discount and deferred financing costs
upon conversion of convertible debt	-	-	2,979,404
Write-off of discount and deferred financing costs
upon extiguishment of convertible debt	-	-	2,162,597
Compensation expense on vested stock options	602,057	684,253	2,329,467
Depreciation, depletion and amortization
and accretion of ARO expense	279,112	361,308	3,017,706
Gain on disposition of oil and gas assets	-	-	(270,389)
Impairment of oil and gas properties	1,495,315	-	8,163,311
Other	-	-	11,178
Changes in assets and liabilities
Accounts payable - trade, accruals, bank overdrafts	118,272	1,236,655	673,557
Accounts payable - related party	(14,987)	(3,259)	49,413
Interest payable	1,542,243	728,454	4,603,160
Accounts receivable, prepaids and other
current assets	939,464	(432,826)	(248,312)
Other		3,432	(18,443)
Net cash used by operating activities	(1,371,283)	(2,378,901)	(19,540,964)

Cash flows from investing activities
Additions to oil and gas properties	(1,818,997)	(1,292,816)	(47,759,651)
Management fees earned on operated properties	33,166	782,206	1,728,996
Purchase of furniture and equipment	(2,289)	-	(283,461)
Purchase surety bonds	-	-	(459,783)
Proceeds from sale of oil and gas asset	-	-	340,000
Deposit on oil and gas property sale,
net of selling costs	2,216,882		2,216,882
Advance to affiliate	-	-	(60,000)
Cash received upon recapitalization and merger	-	-	4,234
Net cash provided by (used for) investing activities	428,762	(510,610)	(44,272,783)

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			From Inception
	Six Months Ended May 31,		(June 18, 2002) to
	2007	2006	May 31, 2007
Cash flows from financing activities
Proceeds from sale of common stock	-	-	17,905,300
Proceeds from sale of convertible notes payable	-	4,500,000	44,695,000
Proceeds from sale of convertible debentures	-	-	5,040,000
Proceeds from sale on notes payable - related party	5,000,000		10,500,000
Proceeds from exercise of warrants	-	-	1,019,306
Debt and stock offering costs	-	(127,700)	(3,980,569)
Payment of convertible notes payable	(4,160,505)	(1,666,667)	(10,180,285)
Payment of note payable - related party	-	-	(129,578)
Payment of note payable	-	-	(550,272)
Net cash provided by financing activities	839,495	2,705,633	64,318,902

Net (decrease) increase in cash	(103,026)	(183,878)	505,154

Cash and cash equivalents, beginning of period	608,180	1,328,469	-
Cash and cash equivalents, end of period	$505,154	$1,144,591	$505,154

Supplemental schedule of cash flow information
Cash paid for interest	$1,096,274	$1,593,630	$5,655,558

Supplemental disclosures of non-cash investing and
financing activities
Debt incurred for oil and gas properties	$-	$-	$3,646,000
Debt incurred for finance costs	$-	$-	$3,547,101
Stock issued for services	$-	$-	$354,600
Stock issued for interest and debt	$-	$3,117,072	$13,742,538
Stock issued for convertible debentures	$-	$-	$5,640,000
Warrants issued for offering and financing costs	$-	$22,274	$1,685,850
Discount on convertible debt issued	$-	$395,986	$14,883,630
Conversion of interest to debt	$-	$-	$11,178
Stock issued for subsidiary - related	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$-	$9,146,800
Stock issued in connection with oil and gas
asset sale	$410,000	$-	$410,000

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

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2006.  The current interim period reported herein should be read in conjunction with the Company’s Form 10-K for the year ended November 30, 2006.

The results of operations for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd.  (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY

During the six months ended May 31, 2007, the Company incurred a net loss of $8,767,699 and used cash for operating activities of $1,371,283.  During the same six-month period, the Company’s working capital deficit decreased to $6,193,278 from $14,368,880 at November 30, 2006, primarily as a result of the reclassification of certain debt from current to non current liabilities (Notes 4 and 5).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations. On December 29, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  Closing of the transaction is subject to approval by the Company’s secured noteholders, approval of all matters in its discretion by the Company’s Board of Directors, the purchaser obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions.  The Company intends to use the cash proceeds to repay the senior secured convertible notes and is in negotiations with the subordinated noteholders to repay the principal and accrued interest on their notes utilizing the shares of common stock of the purchaser.  If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets.  In such an event the Company may be required to write off a portion of the carrying value and such write-off could be material.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s continued operation is contingent upon its ability to raise additional capital and ultimately attaining profitability from its oil and gas operations.  In addition to the sale of Powder River Basin Assets, the Company is considering other options for raising additional capital to fund its 2007 operational budget such as debt and equity offerings, other asset sales, the farm-out of some of its acreage and other similar type transactions.  There is no assurance that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close.  Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company’s stockholders.  If the Company is forced to sell additional assets to meet its current liquidity needs, it may not realize the full market value of the asset and the sales price could be less than the Company’s carrying value of the asset.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  As of May 31, 2007, based upon natural gas prices of $3.47 per mcf, the full cost pool exceeded the above-described ceiling by $1,495,315.  Accordingly impairment expense of $1,495,315 was recorded in the six months ended May 31, 2007.  Unevaluated properties are assessed periodically on a cost center basis and costs associated with any properties determined to be impaired are reclassified to evaluated properties and such costs are added to the amortization base, which is subject to the full cost ceiling test limitations as described above.  No impairment or reclassification of unevaluated property costs was recognized during the six months ended May 31, 2007.

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

DEFERRED SELLING COSTS

In connection with the proposed sale of the Powder River Basin Assets, the Company has incurred certain costs, which total $461,895 as of May 31, 2007, and has recorded the costs as Deferred Selling Costs on the balance sheet as of that date.  These costs will be offset against proceeds of the sale at closing.  If it appears the sale will not be completed the costs will be charged to operations as expense.

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

The Company has, through acquisition and drilling, acquired working interests in 243 natural gas wells.  A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at May 31, 2007.  The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose.  Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated on a unit of production basis.  The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The information below reflects the change in the ARO during the periods ended May  31,

	2007	2006
Balance beginning of period	$1,288,337	$1,242,967
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	54,610	7,183
Balance end of period	$1,342,947	$1,250,150

SHARE BASED COMPENSATION

Effective December 1, 2005, the Company adopted SFAS123(R),  “Accounting for Stock-Based  Compensation,”  using the modified prospective method,   which  results in the  provisions  of SFAS 123(R) being  applied to the consolidated  financial  statements  on a  going-forward  basis.  Prior periods have not been restated.  SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of May 31, 2007, options to purchase an aggregate of 4,955,000 shares of the Company's common stock were outstanding, of which 3,447,500 are exercisable.  These options were granted during 2007, 2006, 2005, and 2004, to the Company’s employees, directors and consultants at exercise prices ranging from $0.19 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based compensation costs were $602,057 and $684,253, before tax, for the six months ended May 31, 2007 and 2006, respectively.  These amounts were charged to operations as compensation expense and included within general and administrative expense.

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

RECLASSIFICATION

Certain amounts in the November 30, 2006 financial statements have been reclassified to conform to the May 31, 2007 financial statement presentation.  The reclassifications have no effect on the Company's net loss for the period.

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of May 31, 2007.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

United States Cost Center

In 2003, the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area.  In 2004, the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin.  During 2005, exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties.  During 2006 and 2007, the Company continued limited drilling operations in the Powder River Basin and conducted extended de-watering operations on certain prospects in the basin.  On December 29, 2006, the Company entered into a Purchase and Sale Agreement (the “PSA”) with PetroHunter Energy Corporation (“PetroHunter”) and its wholly owned subsidiary, PetroHunter Operating Company, a related party.  Pursuant to the PSA, the Company agreed to sell the Powder River Basin Assets (the PRB Sale”).  The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock.

Closing of the transaction is subject to approval by the Company’s secured noteholders, approval of all matters in its discretion by our Board of Directors, PetroHunter obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions.  Either party may terminate the agreement if closing has not occurred by July 31, 2007.

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

In 2005, the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, evaluating and planning for an exploratory drilling program. In 2006, the Company, as operator, drilled four wells and participated as non-operator in the drilling of four additional wells in the Piceance basin.  As of May 31, 2007, three of the Company’s operated wells are shut in pending completion operations and three of the non-operated wells have commenced production of natural gas, condensate and other hydrocarbon liquids.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

Germany Cost Center

In March 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with an unrelated party (the “Farmee”) to conduct exploration activities on its Neues Bergland Exploration Permit in Germany.  Prior to the farmout Pannonian owned a 50% interest in the permit.  Under the terms of the agreement, the Farmee made an initial payment of $750,000 to Pannonian and its partners to acquire a 40% interest in the permit, thereby reducing Pannonian’s ownership interest to 30%. The Company recognized a gain of $197,676 on the transaction, representing the excess of the proceeds over the original cost of the property.  In December 2005, the Company commenced drilling the initial test well on the permit.  The well, in which the Company had a carried interest, was completed in January 2006.  In July 2006, the Company completed the testing of the four primary zones of interest in the Glantal-1 well and no significant natural gas flows were encountered.  The wellbore was plugged and abandoned in August 2006.  The Company and its joint venture partners are evaluating further operations on the permit, which could include a seismic program and additional exploratory drilling.  The Company’s balance sheet reflects no capitalized oil and gas costs related to the Germany cost center

Romania Cost Center

In May 2005, the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with a related party whose President is a significant shareholder of the Company (Falcon Oil & Gas or “Falcon”) to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania.  This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the “Concession”).  The farmout agreement calls for the assignment of the Concession to Falcon; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon.  In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.  The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  The first test well on the property, in which the Company had a carried interest, was drilled in 2005 and completion testing was carried out in 2006.  Based upon the completion test results , the partners in the project determined to plug and abandon the well.  The Company and Falcon are evaluating whether the drilling of a second well should be commenced in 2007.  Following the recognition of the gain on farmout, the Company’s balance sheet reflects no capitalized oil and gas costs for the Romanian cost center.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE

RELATED PARTIES

As of May 31, 2007, the Company has issued ten separate subordinated unsecured promissory notes for a total of $10,500,000 in favor of Bruner Family Trust UTD March 28, 2005, (the “Bruner Trust”) a related party. One of the trustees of the Bruner Trust is Marc E. Bruner, the president and a director of the Company.  Interest accrues at the rate of 8% per annum and the notes mature as summarized below or the time at which the Company’s senior indebtedness has been paid in full.  As the senior indebtedness is scheduled for repayment on May 31, 2010, the related party notes are classified as non current obligations as of May 31, 2007.  In October 2006, the remaining balance of promissory note originally issued to DAR LLC, together with accrued interest, was acquired by the Bruner Trust.  The note, in the amount of $2,049,728 accrues interest at the rate of 12% per annum and is due on August 31, 2007.

At May 31, 2007 and November 30, 2006, notes payable to the Bruner Trust are as follows:

Issue Date	Due Date	May 31, 2007	November 30, 2006

Current liabilities
January 14, 2004	June 30, 2007	$2,049,728	$2,049,728

Non-current obligations
September 28, 2006	January 26, 2007	$2,500,000	$2,500,000
November 1, 2006	March 1, 2007	1,000,000	1,000,000
November 13, 2006	March 13, 2007	500,000	500,000
November 30, 2006	March 30, 2007	1,500,000	1,500,000
February 1, 2007	June 1, 2007	500,000	-
February 26, 2007	June 26, 2007	900,000	-
March 30, 2007	July 28, 2007	1,350,000	-
April 25, 2007	August 23, 2007	1,200,000	-
May 4, 2007	September 1, 2007	450,000	-
May 31, 2007	September 28, 2007	600,000	-
		$10,500,000	$5,500,000

OTHER

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) the Company issued a promissory note to DAR in the amount of $2,600,000.  At May 31, 2007, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006.

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

On December 1, 2005, the Company and the holders of the 2004 Notes entered into an agreement, that among other things lowered the conversion price of the Notes, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense.  In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $7,375,920 as a discount to the Notes as additional paid in capital.

On July 7, 2006, the Company and the holders of its senior secured convertible notes issued in 2004 and 2005 entered into a Waiver and Agreement.  The Company had notified the holders of the 2004 Notes of an Equity Liquidity Test Failure on July 3, 2006, as defined in its agreements with the holders, triggering the holders’ right to make an early repayment election in the aggregate amount of $1,217,929.

In the Waiver and Agreement, the Company and the holders agreed to the following:

•
The waiver of the holders’ right to make an early repayment election as a result of the July 2006 Equity Liquidity Test Failure and any Equity Liquidity Test Failure as of August 1, 2006 and/or September 1, 2006;

•	The deferral of the August 2006 and September 2006 installment payments on the 2004 Notes until October 2, 2006, unless earlier converted by the holders;

•
The ability of the holders to convert up to $5,000,000 in principal amount of the 2004 Notes, plus related interest, at their option as a “Company Alternative Conversion” under the notes through September 30, 2006, with the amounts converted to be applied first to the August 2006 installment payment, second to the September 2006 installment payment, and then to those installments nearest to the maturity date of the 2004 Notes; and

•	The waiver of the Company’s right to prepay any part of the 2004 or 2005 Notes.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

During July, August and September 2006, the holders converted a total of $4,812,249 of principal and accrued interest into 12,993,939 shares of the Company’s common stock, in accordance with the terms of the Waiver and Agreement.

On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $957,101 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $663,002 as a discount to the Notes.  During the six months ended May 31, 2007 the Company recorded amortization of the discount in the amount of $663,002 as interest expense.  In addition, the Company paid in cash the full balance due on the 2004 Notes.

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

In connection with the agreement entered into with the Holders of the 2004 notes, as discussed above the terms of the March 2005 Notes were also amended to lower the conversion price and lower the exercise price of existing and newly issued warrants.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital.  During the six months ended May 31, 2007 the Company recorded amortization of the discount in the amount of $1,152,706 as interest expense.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On April 30, 2007 the Company and the Holders of the March 2005 Notes entered into an Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes  to the earliest of (A) the date of consummation of the PRB Sale,(B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As there is no certainty that the PRB Sale will be consummated and the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full (currently scheduled for May 31, 2010), the March 2005 Notes are recorded as non-current obligations on the Company’s May 31, 2007 Balance Sheet.

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors.  Gross proceeds from the offering were $10,000,000.  The notes are secured by a security interest in all of the assets of the Company and the domestic properties of its subsidiaries.  Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes.  The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly.  They mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170.  This value has been recorded as a reduction of the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes.  The discount will be amortized over the five-year term of the notes.

On November 29, 2006, the Company and the holders of the May 2005 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  In accordance with EITF 96-19, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $2,500,000 including the amount in interest and financing cost.   In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,750,577 as a discount to the Notes.  During the six months ended May 31, 2007 the Company recorded amortization of the discount in the amount of $392,324 as interest expense.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

APRIL 2006 DEBENTURES

In April 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to a group of accredited investors.  Gross proceeds from the offering were $4,500,000.  The Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The Debentures are convertible into 2,884,615 shares of common stock based on a conversion price of $1.56 per share.  Debenture purchasers received warrants to purchase 865,383 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years.  The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures.  Amortization of the discount of $78,851 is included in interest expense for the six months ended May 31, 2007.

JUNE 2006 DEBENTURES

In June 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to an accredited investor.  Gross proceeds from the offering were $2,500,000.  The Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The Debentures are convertible into 1,602,564 shares of common stock based on a conversion price of $1.56 per share.  The Debenture purchaser received warrants to purchase 480,769 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years.  The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures.  Amortization of the discount of $33,961 is included in interest expense for the six months ended May 31, 2007.

The Company has evaluated the embedded conversion feature in the 2004, the March 2005, and the May 2005 Notes, and the April 2006 and the June 2006 Debentures and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  Included in the evaluation is the conclusion the Notes and Debentures meet the definition of “conventional convertible instrument” and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19.  Further the Company has evaluated the detachable warrants related to the 2004 and the March 2005 Notes and the April 2006 and the June 2006 Debentures, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity.  The Company

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

has also evaluated the freestanding registration rights agreements attached to the Notes and Debentures and have concluded they do meet the definition of derivative instruments under SFAS 133.  The fair value of the derivative liabilities has been determined not to be significant based on a probability- weighted, discounted cash flow evaluation of its terms.

At May 31, 2007 and November 30, 2006 convertible notes consist of the following:

	2007	2006
2004 Notes	$-	$4,160,505
Less unamortized discount	-	(663,002)
March 2005 Notes	7,695,000	7,695,000
Less unamortized discount	-	(1,172,506)
May 2005 Notes	12,500,000	12,500,000
Less unamortized discount	(2,358,253)	(2,750,577)
April 2006 Notes	4,500,000	4,500,000
Less unamortized discount	(221,819)	(300,671)
June 2006 Notes	2,500,000	2,500,000
Less unamortized discount	(105,988)	(139,951)
	24,508,940	26,328,798
Less current portion, net	-	(10,019,996)
long term portion, net	$24,508,940	$16,308,801

Total unamortized discount on all Notes and Debentures at May 31, 2007 in the amount of $2,866,060 will be amortized and recognized as interest expense over the remaining terms of the respective debt instruments.

Total principal payments scheduled to be made in the next twelve months, including related party debt, are $20,244,728; however, under the terms of the Senior Secured Debt, the Company is prohibited from making $18,195,000 of such principle payments until the senior indebtedness has been paid. The Senior Secured Debt is scheduled for repayment on May 31, 2010; however, the Company currently plans to utilize the proceeds from the proposed Powder River Basin Asset sale to pay those amounts.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended May 31, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value associated with these shares, $410,000, is included in deferred selling costs on the May 31, 2007 Balance Sheet.  Such amounts will be offset against the proceeds of the Sale upon consummation.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 6,500,000 shares of common stock for the plan. At May 31, 2007, and November 30, 2006, options to purchase 1,545,000 and 1,785,000 shares, respectively, were available to be granted pursuant to the stock option plan.

On January 2, 2007, the Company granted each of the Company’s outside directors options to purchase 60,000 shares of the Company’s common stock for a term 10 years at the closing price of the common stock on the date of grant.  The options were vested upon grant.

NOTE 8 – SUBSEQUENT EVENTS

On June 30, 2007, the Company and PetroHunter amended the Powder River Basin Purchase and Sale Agreement to extend the closing date to on or before July 31, 2007.

On June 29, 2007, the Company issued a subordinated unsecured promissory note in the amount of $750,000 in favor of Bruner Trust, a related party.  Interest accrues at the rate of 8% per annum and the notes mature on the later of 120 days from issue or the time at which the registrant’s senior indebtedness has been paid in full.

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

Our tasks now are to establish reserves on our properties and to place our properties into production.  As of July 1, 2007, we had interests in 175 completed wells (22 of which were delivering natural gas into sales pipelines), 60 wells in various stages of completion and 8 water disposal wells.  We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 500 thousand cubic feet per day.  If we are successful in completing the sale of our Powder River Basin assets as discussed below, the well count will be reduced to three completed and producing wells and four wells drilled but not completed.  We will require additional capital to complete and commence production from the four existing uncompleted wells and to drill additional wells in the Basin.  If we are successful in securing the necessary funding and in completing the existing wells and adding additional wells, we anticipate an increase in production of natural gas and sales revenues during the current and future fiscal years; however, we anticipate that these revenues will not be sufficient to fund ongoing exploration and development operations, debt repayments and other commitments.

If we do not complete the Powder River Basin sale, we will require additional capital to continue to dewater wells in the Powder River Basin and to complete and drill additional wells there and in the Piceance Basin.  We expect that such operations will generate greater revenues during the current and future fiscal years; however we do not anticipate they will be sufficient to fund completely our planned operations, debt repayment and other commitments.

At May 31, 2007, our working capital deficit was $6,193,278.  As of that date we, we had contractual obligations due within twelve months totaling $26,241,046, as explained more fully below.  To meet these obligations and working capital needs, we have entered into a Purchase and Sale Agreement (“PSA”) with PetroHunter a related party.  Pursuant to the PSA, we agreed to sell all of our Powder River Basin Assets.  The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of PetroHunter common stock.  If this sale is completed, we would pay off all of our convertible debt, leaving as our only outstanding debt a portion of the notes due to Bruner Family Trust, which totaled $11,250,000 as of July 10, 2007 and a note purchased by Bruner Family Trust in the principal amount of $2,049,728 as of that date.  We believe that we would then be able to continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity in the Piceance Basin.

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2006, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss of $72,467,216 for the period from inception to May 31, 2007.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Results of Operations

Three months ended May 31, 2007 compared to the three months ended May 31, 2006

During the three months ended May 31, 2007, revenues from natural gas sales decreased to $153,740 from $248,661 the year before.  A total of 16 wells produced and sold 34,536 Mcf of natural gas in 2007, compared to 38 wells that sold 56,746 Mcf in 2006.  The 2007 production decrease reflects the shutting in of the uneconomic Glasgow field in the Powder River Basin and mechanical problems encountered on 4 wells in the West Recluse Field. Average prices received for gas sold remained relatively constant, $4.45 in 2007 compared to  $4.38 in 2006.  Lease operating and production tax expenses also decreased in 2007 to $95,043 compared to $106,510 the year before.  This decrease reflects the effect of shutting in the Glasgow field: however, the cost per mcf increased from $1.88 in 2006 to $2.75 in 2007 reflecting decreased operating efficiencies from the lesser number of wells producing.

For the three months ended May 31, 2007 and 2006, we incurred general and administrative expenses of $980,598 and $1,327,423, respectively, as summarized below:

	2007	2006
Stock based compensation	$293,323	$363,944
Salaries and benefits	211,788	248,650
Professional and consulting fees	5,018	57,354
Investor relations	110,854	243,332
Legal	81,758	91,431
Travel and entertainment	22,202	50,304
Office lease and expenses	48,415	54,486
Audit and accounting	65,410	118,189
Directors fees	87,000	54,000
Insurance, prospect generation and other	54,830	45,733
Total	$980,598	$1,327,423

Significant period-to-period variances include:
•
Lower stock based compensation expense in 2007 versus 2006 reflects lower value  associated with non-employee stock options which are valued as of each vesting date.   Lower value reflects lower stock price relative to exercise price in 2007.

•
Professional and consulting fees decrease reflects the termination of our consulting geologist which had been employed by the Company in 2006, resulting in savings of $24,000; and reduced fees paid to independent reservoir engineer as we did not require the preparation of a market valuation report in 2007, having completed one in 2006, resulting in savings of $25,000.

•
Investor relations expenses in 2006 included the costs associated with a special shareholders meeting to approve the issuance of additional shares of common stock.  No such special meeting was held in 2007, resulting in savings of approximately $40,000.  In 2006 we incurred expenses for the preparation and distribution of our annual report to shareholders of approximately $50,000. We have not prepared an annual report to shareholders for 2007. In addition, we terminated the contract with one investor relations firm subsequent to May 31, 2006, resulting in savings of $43,000.

•
Travel and entertainment costs reflect a significant decrease in 2007 compared to 2006 as a result of our concerted effort to control such costs, together with the significantly decreased level of operational activity in 2007.

•	Decreased audit and accounting fees in 2007 primarily reflects the reduction of outside accounting services as compared to 2006 when our level of operations was significantly greater.
•	Increased director fees in 2007 reflect the addition of one additional outside director compared to 2006.

As a result of lower natural gas prices at May 31, 2007 we recorded an impairment expense of $1,495,315 for the three months then ended, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  No such impairment was recognized in 2006.

Depreciation, depletion and amortization expense (“DD&A”) of $135,835 in 2007 reflects a decrease from the 2006 amount of $185,894.  The decrease reflects lower DD&A on oil and gas properties of $75,678 or $2.19/Mcf in 2007 compared to $177,363 or $3.13/Mcf in 2006.  The lower DD&A reflects a lower amortization base following the impairment write-down of $1,328,432 in 2006.

Interest and financing costs decreased to $2,394,832 in 2007 from $4,365,893 in 2006, reflecting significantly lower amortization of discount on the 2004 Notes, partially offset by the higher debt levels in 2007.  The table below summarizes interest and financing costs for the three months ended May 31, 2007 and 2006.

	2007	2006
Interest on outstanding debt	$1,091,502	$1,218,724
Interest on outstanding debt, related party	232,134	-
Amortization of discount	1,024,040	3,033,825
Amortization of deferred finance costs	47,156	38,344
Fees paid to extend note	-	75,000
Total	$2,394,832	$4,365,893

Significant year-to-year variances include:
•
Interest on outstanding debt, related party in 2007 reflects costs associated with borrowing from the Bruner Family Trust in late 2006 and 2007.  No such borrowings existed in the period ended May 31, 2006.

•
Lower amortization of discount in 2007 reflects the lower balance of debt on the 2004 Notes in 2007 compared to 2006.   As a result of the principal repayment schedule of the 2004 Notes, higher amortization of discount is recorded when debt levels are higher.  As we have paid the 2004 Notes down from $12,500,000 in 2006 to $0 in 2007, related amortization of discount is significantly less in 2007.

Six months ended May 31, 2007 compared to the six months ended May 31, 2006

During the six months ended May 31, 2007 we recorded natural gas sales volumes of 73,843 mcf compared to 109,782 mcf in the same period in 2006.  Volume decline in 2007 reflects the shutting in of one of our two productive fields in the Powder River Basin due to sub-economic conditions, coupled with natural decline.  We recorded natural gas sales revenues of $370,929 ($5.02/mcf) and lease operating and production tax expense of $258,334 ($3.51/mcf) for the six months ending May 2007 compared to natural gas sales revenues of $674,336  ($6.15/mcf) and $400,818 ($3.66/mcf) of lease operating and production tax expense during the same period in 2006.  Depreciation, depletion and amortization (“DD&A”) expenses associated with the gas sales were $160,808 ($2.19/mcf) during the six months ended May 31, 2007, compared with $321,746 ($2.93/mcf) of DD&A expenses during the same period of 2006.

For the six month periods ended May 31, 2007 and 2006, we recorded general and administrative costs of $2,040,000 and $2,482,140, respectively, as summarized below.

	Six Months ended May 31
		2006
Stock Based compensation	$602,057	$684,253
Salaries and benefits	435,818	481,204
Professional and consulting	36,167	146,313
Investor relations	223,271	420,321
Legal	225,616	177,719
Travel & entertainment	35,185	63,079
Office lease and expenses	104,813	111,677
Audit and accounting	151,449	196,414
Director fees	132,000	108,000
Prospect generation, maintenance and presentation	22,451	17,957
Insurance and other	71,173	75,203
	$2,040,000	$2,482,140

Significant period-to-period variances include:
•
Lower stock based compensation expense in 2007 versus 2006 reflects lower values associated with non-employee stock options which are valued as of each vesting date.  Lower value reflects lower stock price relative to exercise price in 2007.

•
Professional and consulting fees decrease in 2007 reflects the termination of our consulting geologist which we had employed in 2006, resulting in savings of $24,000; reduced fees paid to independent reservoir engineer for the 2007 reserve report, resulting in savings of $20,000, the termination of the consulting agreement with our Founder, resulting in savings of $30,000, and savings associated with the fact we did not require the preparation of a market valuation report in 2007, having completed one in 2006, resulting in savings of $30,000.

•
Investor relations expenses in 2006 included the costs associated with a special shareholders meeting to approve the issuance of additional shares of common stock, resulting in savings of approximately $40,000.  In 2006 we incurred expenses for the preparation and distribution of our annual report to shareholders of approximately $50,000.  We have not prepared an annual report to shareholders for 2007. In addition, we terminated the contract with one investor relations firm subsequent to May 31, 2006, resulting in savings of $43,000 in 2007.

•
Increased legal fees in 2007 reflects legal fees incurred to prepare and file numerous 8-K reports and file preliminary proxy statements with the SEC; approximately $20,000 and in house legal fees incurred in negotiations for the sale of certain oil and gas assets; approximately $40,000.

•
Travel and entertainment costs reflect a significant decrease in 2007 compared to 2006 as a result of our concerted effort to control such costs, together with the significantly decreased level of operational activity in 2007.

•	Decreased audit and accounting fees in 2007 primarily reflects the reduction of outside accounting services as compared to 2006 when our level of operations was significantly greater.
•	Increased director fees in 2007 reflect the addition of one additional outside director compared to 2006.

As a result of lower natural gas prices at May 31, 2007 we recorded an impairment expense of $1,495,315 for the six months then ended, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  No such impairment was recognized in 2006.

Depreciation, depletion and amortization expense (“DD&A”) of $279,112 in 2007 reflects a decrease from the 2006 amount of $362,328.  The decrease reflects lower DD&A on oil and gas production as discussed above.  The lower DD&A reflects a lower amortization base following the impairment write-down of $1,328,432 in 2006. Lower DD&A on oil and gas production was partially offset by higher depreciation of ARO assets, and higher accretion of ARO of $80,707 in 2007 compared to $3,493 in 2006.

We recorded interest and financing costs of $5,075,161 in the six months ending May 31, 2007 compared to $8,947,966 in the previous year’s period.  The table below summarizes interest and financing costs for the six months ended May 31:

	2007	2006
Interest on outstanding debt	$2,235,569	$2,322,556
Interest on outstanding debt – related party	404,652	-
Amortization of discount	2,340,645	6,335,293
Amortization of deferred finance costs	94,295	215,147
Fees paid to extend note	-	75,000
Total	$5,075,161	$8,947,996

Significant year-to-year variances include:
•
Interest on outstanding debt, related party in 2007 reflects costs associated with borrowing from the Bruner Family Trust in late 2006 and 2007.  No such borrowings existed in the period ended May 31, 2006.

•
Lower amortization of discount in 2007 reflects the lower balance of debt on the 2004 Notes in 2007 compared to 2006.   As a result of the principal repayment schedule of the 2004 Notes, higher amortization of discount is recorded when debt levels are higher.  As we have paid the 2004 Notes down from $12,500,000 in 2006 to $-0- in 2007, related amortization of discount is significantly less in 2007.

•	Lower amortization of deferred finance costs reflects the write off of unamortized balances of such costs when the related debt was extinguished and reissued on November 30, 2005.

Liquidity and Capital Resources

Operating Activities.  For the six months ended May 31, 2007 we used $1,371,283 for operating activities, as compared to $2,378,901 for the same period in 2006.  Significant adjustments to reconcile the net loss of $8,767,699 to net cash used by operating activities for 2007 were $2,434,940 for amortization of discount and deferred financing costs on convertible debt, $602,057 of stock based compensation expense, $1,495,315 of impairment of oil and gas properties and DD&A of $279,112.  In contrast, the equivalent adjustments for 2006 to the net loss of $11,507,358 included $6,550,440 for amortization of discount and deferred financing costs on convertible debt, $684,253 of stock based compensation expense and $361,308 of DD&A.  No impairment of oil and gas properties was recorded in the 2006 period.

Investing Activities.  Our investing activities provided net cash of $428,762, after recoveries, in the six months ended May 31, 2007, as compared to $510,610 of cash used for the comparable period of 2006.  The increase is due to an earnest money deposit and reimbursement of operating costs we received of $2,216,882, on the proposed sale of our Powder River Basin assets in the 2007 period.

Financing Activities.  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $75,179,037 through the period ended May 31, 2007.  Financing activities raised cash of $839,495 in the first six months of fiscal 2007, as compared to $2,705,633 in 2006.

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

In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes (the “2004 Notes”) and warrants (the “2004 Warrants”).  Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000.  The 2004 Notes paid interest at the prime rate plus 7.25% per annum, originally matured two years from the date of issue, were collateralized by substantially all of our assets, and were originally convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share.  In January 2005, under the terms of the 2004 Notes, we were required to pay accumulated interest to that date.  Commencing on March 1, 2005, we were required to make monthly payments of principal in the amount of $833,333 plus accrued interest.  For the year ended November 30, 2005, we made total payments on the 2004 Notes of $10,152,666 consisting of $7,500,000 in principal repayments and $2,652,666 of interest.  Of that amount we paid $8,337,748, or 82% of the total payment, using shares of common stock.  Note purchasers received the three-year, 2004 Warrants, which originally allowed the holders to purchase 5,194,806 shares of common stock at $1.54 per share.

On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the “March 2005 Notes”) to a group of accredited investors to fund our entry into our Piceance Basin project.  The March 2005 Notes are payable on April 30, 2007 (but are subordinated in payment to the 2004 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share.  March 2005 Note purchasers received three-year warrants (the “2005 Warrants”), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.

On May 31, 2005, we completed a private offering of senior secured convertible notes to essentially the same group of accredited investors that purchased our 2004 Notes and Warrants (the “May 2005 Notes”).  Gross proceeds from the offering were $10,000,000.  The May 2005 Notes are secured by a security interest in all of our assets and the domestic properties of our subsidiaries.  Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes.  The May 2005 Notes mature and are payable on May 31, 2010 (but can be redeemed by the holders after May 31, 2008) and bear interest at the prime rate plus 7.25%, adjusted and payable quarterly.  The May 2005 Notes were originally convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share.  In addition, the Investors received a perpetual overriding royalty interest in our domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.

On December 1, 2005, we entered into a Waiver and Amendment Agreement (the “2005 Waiver and Amendment”) with the holders of the 2004 Notes and the holders of the 2005 Notes.  Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005.  The Third Amendment set the working interest between us and Exxel at 25%/75%, consistent with the original intent of the parties.  As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for us having paid about 50% of the land cost to get the project started.

In addition, the 2005 Waiver and Amendment, among other things, effected the following changes:
•	Lowered the conversion price to $1.25 for conversions by the holders of the 2004 Notes, the May 2005 Notes, and the March 2005 Notes;
•	Lowered the exercise price of the 2004 Warrants and the 2005 Warrants to $1.25 per share and increased the aggregate number of shares purchasable under the 2004 Warrants from 5,194,806 to 6,400,002;
•	Caused the exercise price of warrants issued in December 2003 and January 2004 being lowered to $1.25 under the anti-dilution provisions of such warrants;

•	Deferred monthly installment payments on the 2004 Notes until April 1, 2006;
•	Extended the maturity date of the 2004 Notes to July 1, 2007; and
•	Extended any redemption or conversion of the 2004 Notes by Galaxy until June 22, 2006.

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

During the year ended November 30, 2006, we issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Family Trust UTD March 28, 2005 (the “Bruner Family Trust”), a related party.  One of the trustees of the Bruner Family Trust is Marc E. Bruner, the president and a director of the company.  Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

On November 29, 2006, we entered into a Waiver and Amendment Agreement (the “2006 Waiver and Amendment”) with the holders of the 2004 Notes and the 2005 Notes.  We had earlier notified the holders of the 2004 Notes and May 2005 Notes of the fact that our accounts payable had exceeded the permitted $2,500,000 ceiling set forth in the 2004 Notes and May 2005 Notes, thereby resulting in a Triggering Event under the terms of those Notes.  Among other things, this would have enabled the holders of the Notes to require us to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of our common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes and May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  We and the holders also agreed to waive any future Triggering Event that might result from our accounts payable exceeding $2,500,000. However, if our accounts payable should exceed $5,000,000, it would result in an immediate breach of the Notes.  We and the holders agreed to other amendments with respect to the 2004 Notes and May 2005 Notes and warrants previously issued by us to the holders.

We also obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the “PRB Sale”) to PetroHunter as described above.  Such consent is required as the holders have a security interest covering these assets.  The note holders conditioned their consent on the following:  completion of the PRB Sale by March 31, 2007 and our compliance with the Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders.  Further, we will be required to (i) pay the 2004 Notes and May 2005 Notes in full, (ii) deliver to the holders 1,000,000 of the PetroHunter shares to be received by us as part of the PRB Sale consideration and 10,000,000 shares of our common stock and (iii) retire all of our outstanding subordinated convertible debt using the consideration we receive in the PRB Sale.  Additionally, the holders and PetroHunter must enter into a suitable registration rights agreement with respect to the 1,000,000 PetroHunter shares.  Since we and PetroHunter have extended the deadline for completing the PRB Sale to July 31, 2007, we will need to seek a similar extension from the note holders.

Because the PRB Sale was not consummated by January 31, 2007, we issued 2,000,000 additional shares of our common stock to the holders of the 2004 Notes and the May 2005 Notes in order to maintain their consent to the PRB Sale, as required under the 2006 Waiver and Amendment.  We have agreed to register these shares.

In October 2006, Bruner Family Trust, a related party, acquired a promissory note we had issued to DAR, LLC in the original principal amount of $2,600,000.  While the note, as amended, had a stated maturity date of December 1, 2006, Bruner Family Trust has stated that it will not enforce its rights under the note until August 31, 2007.

During the six months ended May 31, 2007, we issued six separate subordinated unsecured promissory notes for a total of $5,000,000 in favor of the Bruner Trust a related party.  Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

Schedule of Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of May 31, 2007.

Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable
Senior Secured Notes Payable (2)
    Principal
    Interest
Senior Subordinated Notes Payable (3)
    Principal
    Interest
Notes payable, related party
    Principal
   Interest
   Principal
   Interest
	$12,500,000 5,812,500 14,695,000 5,543,555 10,500,000 535,397 2,049,728 424,022	$ - 1,942,808 7,695,000 (4) 2,916,089 (4) 10,500,000 (4) 535,397 (4) 2,049,728 424,022	$12,500,000 3,869,692 7,000,000 2,627,466 - -	$ - - - - - -	$ - - - - - -
Office, Equipment Leases & Other	389,654	178,002	211,652	-	-
TOTAL	$52,449,856	$26,241,046	$26,208,810	$ -	$ -

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

(2)
Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash.  Interest payments were calculated using actual interest rates charged through May 31, 2007, and 15.5% thereafter.

(3)
Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash.  Interest payments were calculated using actual interest rates charged through May 31, 2007, and 15% thereafter.

(4)
The due dates of these Notes fall within the period specified above; however, we are prohibited for repaying these Notes until the senior secured indebtedness has been satisfied.  These notes have been classified as non-current obligations as of May 31, 2007.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves.  Costs related to undeveloped oil and gas properties are excluded from the ceiling tests.  Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes.  If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings.  Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. As a result of lower natural gas prices at May 31, 2007 we recorded an impairment expense of $1,495,315 for the three months then ended, representing the excess of capitalized costs over the ceiling at that date. We recorded a ceiling write down during the year ended November 30, 2006 in the amount of $1,328,432 representing the excess of capitalized costs over the ceiling amount.

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

Stock based compensation.  On December 1, 2005, we adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis.  Prior periods have not been restated.  FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  We are assuming no forfeitures going forward based on our historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model

Forward-Looking Statements

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.     Risk Factors

There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
2.2	Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)
2.3	Third Amendment to Purchase and Sale Agreement dated March 30, 2007 (3)
2.4	Fourth Amendment to Purchase and Sale Agreement dated April 30, 2007 (4)
2.5	Fifth Amendment to Purchase and Sale Agreement dated May 31, 2007 (5)
2.6	Sixth Amendment to Purchase and Sale Agreement dated June 30, 2007 (6)
3.1	Articles of Incorporation (7)
3.2	Articles of Amendment to Articles of Incorporation (8)(9)
3.3	Bylaws (7)

Regulation S-K Number	Exhibit
10.1	2003 Stock Option Plan (8)
10.2	Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (10)
10.3	Form of Initial Note (10)
10.4	Form of Conditional Note (10)
10.5	Form of Common Stock Purchase Warrant (10)
10.6	Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (10)
10.7
Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (10)

10.8
Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (10)

10.9	Form of Mortgage (10)
10.10	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (11)
10.11	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (11)
10.12	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)
10.13	Form of Note (11)
10.14	Form of Common Stock Purchase Warrant (11)
10.15	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)
10.16	Subordination Agreement (11)
10.17	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (12)
10.18	Second Amendment to Participation Agreement dated May 24, 2005 (13)
10.19	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (14)
10.20	Form of Note (14)

Regulation S-K Number	Exhibit
10.21	Form of Qualifying Issuance Warrants (14)
10.22	Form of Repurchase Warrants (14)
10.23	Form of Registration Rights Agreement (14)
10.24	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (14)
10.25	Form of Mortgage Amendment (14)
10.26	Form of Waiver and Amendment to 2004 Notes and Warrants (15)
10.27	Form of Waiver and Amendment to March 2005 Notes and Warrants (14)
10.28	Form of Conveyances of Overriding Royalty Interests (14)
10.29	Form of March 2005 Subordination Agreement (14)
10.30	Second Amendment to Lease Acquisition and Development Agreement (16)
10.31	Third Amendment to Participation Agreement dated October 4, 2005 (17)
10.32	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (18)
10.33	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (19)
10.34	Form of Debenture (19)
10.35	Form of Warrant (19)
10.36	Form of Subordination Agreement (19)
10.37	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (20)
10.38	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (21)
10.39	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (22)
10.40	Subordination Agreement dated September 28, 2006 (22)
10.41	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (23)
10.42	Subordination Agreement dated November 1, 2006 (23)
10.43	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (24)
10.44	Subordination Agreement dated November 13, 2006 (24)

Regulation S-K Number	Exhibit
10.45	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (25)
10.46	Registration Rights Agreement dated November 29, 2006 (25)
10.47	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (26)
10.48	Subordination Agreement dated November 30, 2006 (26)
10.49	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (27)
10.50	Subordination Agreement dated February 1, 2007 (27)
10.51	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (28)
10.52	Subordination Agreement dated February 26, 2007 (28)
10.53	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (29)
10.54	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (30)
10.55	Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (31)
10.56	Subordination Agreement dated March 30, 2007 (31)
10.57	Subordinated Unsecured Promissory Note dated April 25, 2007 to Bruner Family Trust UTD March 28, 2005 (32)
10.58	Subordination Agreement dated April 25, 2007 (32)
10.59	Subordinated Unsecured Promissory Note dated May 4, 2007 to Bruner Family Trust UTD March 28, 2005 (33)
10.60	Subordination Agreement dated May 4, 2007 (33)
10.61	Subordinated Unsecured Promissory Note dated May 31, 2007 to Bruner Family Trust UTD March 28, 2005 (34)
10.62	Subordination Agreement dated May 31, 2007 (34)
10.63	Subordinated Unsecured Promissory Note dated June 29, 2007 to Bruner Family Trust UTD March 28, 2005 (35)
10.64	Subordination Agreement dated June 29, 2007 (35)
10.65	Amended Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective June 30, 2007

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated December 29, 2006, filed March 1, 2007.
(3)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated December 29, 2006, filed April 2, 2007.
(4)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated December 29, 2006, filed May 1, 2007.
(5)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated December 29, 2006, filed June 1, 2007.
(6)	Incorporated by reference to the exhibits to amendment no. 5 to the registrant’s current report on Form 8-K dated December 29, 2006, filed July 2, 2007.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(13)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(15)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(16)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(17)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.

(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(23)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(24)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(25)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(26)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(27)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(28)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(29)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(30)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.
(31)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 0-32237.
(32)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2007, filed April 27, 2007, file number 0-32237.
(33)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 4, 2007, filed May 8, 2007, file number 0-32237.
(34)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 31, 2007, filed June 29, 2007, file number 0-32237.
(35)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 29, 2007, filed July 2, 2007, file number 0-32237.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY ENERGY CORPORATION

July 16, 2007                                                                 By:           /s/ Christopher S. Hardesty
Christopher S. Hardesty
Chief Financial Office