Form 10-Q
period 2007-08-31
GALAXY ENERGY CORP
filed 2007-10-22
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,661,968 shares of Common Stock, $0.001 par value, as of October 11, 2007

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2007 (unaudited)	November 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$52,170	$608,180
Accounts receivable, joint interest	16,914	60,475
Accounts receivable, joint interest, related party	95,309	923,172
Accounts receivable, other	11,624	102,800
Prepaid and other	116,726	107,236
Total Current Assets	292,743	1,801,863

Oil and gas properties, at cost, full cost method of accounting
Unevaluated oil and gas properties	43,254,484	42,767,330
Evaluated oil and gas properties	13,013,975	10,991,945
Less accumulated depletion, amortization and impairment	(13,013,975)	(8,966,135)
	43,254,484	44,793,140

Furniture and equipment, net	71,141	121,945

Other assets
Deferred financing costs, net	423,391	565,524
Restricted investments	428,261	459,783
Other	61,303	18,003
	912,955	1,043,310

Total Assets	$44,531,323	$47,760,258

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,506,654	$1,548,168
Accounts payable – related party	49,413	64,400
Current portion convertible notes payable, net		10,019,996
Notes payable – related party	2,049,728	7,549,728
Interest payable	755,399	2,488,451
Total Current liabilities	4,361,194	21,670,743

Non-current obligations
Convertible notes payable, net	24,764,284	16,308,801
Notes payable – related party	14,118,777
Interest payable	3,763,957	572,466
Interest payable – related party	929,386
Asset retirement obligation	1,913,815	1,288,337
Total Non-current obligations	45,490,219	18,169,604

Stockholders’ equity (deficit)
Preferred stock, $001 par value; Authorized – 25,000,000shares; Issued – none
Common stock, $.001 par value; Authorized – 400,000,000shares;Issued and outstanding – 83,661,968 shares and 81,661,968 shares	83,662	81,662
Capital in excess of par value	72,837,413	71,537,766
Deficit accumulated during the development stage	(78,241,164)	(63,699,517)
Total Stockholders’ equity (deficit)	(5,320,089)	7,919,911

Total Liabilities and Stockholders’ Equity (deficit)	$44,531,323	$47,760,258

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended August 31,
	2007	2006
Revenue
Natural gas sales	$76,303	$281,559
	76,303	281,559

Operating expenses
Lease operating expense	445,817	189,493
General and administrative	761,617	1,172,301
Impairment of oil and gas properties	2,370,880	1,031,160
Depreciation, depletion and amortization	232,056	318,379
	3,810,370	2,711,333

Other income (expense)
Interest and other income	4,749	3,283
Interest expense and financing costs	(2,044,630)	(3,970,113)
	(2,039,881)	(3,966,830)

Net Loss	$(5,773,948)	$(6,396,604)

Net loss per common share – basic & diluted	$(.07)	$(.09)

Weighed average number of common shares outstanding - basic and diluted	83,661,968	70,536,771

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended August 31,		From Inception (June 18, 2002) to
	2007	2006	August 31, 2007
Revenue
Natural gas sales	$447,232	$955,895	$3,061,523
Gain on disposition of oil and gas property			197,676
Gain on disposition of oil and gas property and other income, related party			122,946
	447,232	955,895	3,382,145

Costs and expenses
Lease operating expense	704,151	590,311	2,509,602
General and administrative	2,801,617	3,652,158	19,887,519
Impairment of oil and gas properties	3,866,195	1,031,160	10,534,191
Depreciation, depletion and amortization	511,168	680,707	3,254,763
	7,883,131	5,954,336	36,186,075

Other income (expense)
Interest and other income	14,043	12,588	244,344
Interest expense and financing costs	(7,119,791)	(12,918,109)	(45,681,578)
	(7,105,748)	(12,905,521)	(45,437,234)

Net Loss	(14,541,647)	(17,903,962)	(78,241,164)

Net loss per common share – basic and diluted	(.17)	(.26)	(1.45)

Weighed average number of common shares Outstanding – basic and diluted	83,321,309	69,290,943	54,119,024

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended August 31,		Cumulative From Inception (June 18, 2002) to
	2007	2006	August 31, 2007
Cash flows from operating activities
Net loss	$(14,541,647)	$(17,903,962)	$(78,241,164)
Adjustments to reconcile net loss to net cash usedby operating activities
Stock for interest		45,913	4,352,508
Stock for services			264,600
Stock for services – related party			90,000
Oil and gas properties for services			732,687
Stock for debt – related party			233,204
Amortization of discount and deferred financing costs on convertible debt	2,738,126	8,849,726	20,646,688
Deferred selling costs	410,000		410,000
Finance costs incurred for waiver of triggering event			3,457,101
Write-off of discount and deferred financing costsupon conversion of convertible debt		346,083	2,979,404
Write-off of discount and deferred financing costsupon extinguishment of convertible debt			2,162,597
Compensation expense on vested stock options	891,647	999,660	2,619,057
Depreciation, depletion and amortization and aaccretion of ARO expense	262,582	680,707	3,001,176
Gain on disposition of oil and gas assets			(270,389)
Impairment of oil and gas properties	3,866,195	1,031,160	10,534,191
Other			11,178
Changes in assets and liabilities
Accounts payable – trade, accruals, bank overdrafts	(41,515)	3,025,023	513,410
Accounts payable – related party	(14,987)	(3,259)	49,413
Interest payable	2,387,825	1,363,098	5,448,742
Accounts receivable, prepaid and other current assets	953,110	(1,729,278)	(234,666)
Other	(43,300)	2,642	(61,743)
Net cash used by operating activities	(3,131,964)	(3,292,487)	(21,302,006)

Cash flows from investing activities
Additions to oil and gas properties	(1,967,853)	(2,817,603)	(47,908,147)
Management fees earned on operating properties	56,303	1,506,394	1,752,133
Purchase of furniture and equipment	(2,289)	(232)	(283,461)
Purchase surety bonds		(80,000)	(459,783)
Proceeds from surety bonds	31,521		31,521
Proceeds from sale of oil and gas asset			340,000
Deposit on oil and gas property sale, net of sellingcosts
Advance to affiliated			(60,000)
Cash received upon recapitalization and merger			4,234
Net cash (used for) investing activities	(1,882,318)	(1,391,441)	(46,583,503)

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended August 31,				Cumulative From Inception (June 18, 2002) to
	2007		2006		August 31, 2007
Cash flows from financing activities
Proceeds from sale of common stock					17,905,300
Proceeds from sale of convertible notes payable				7,000,000	44,695,000
Proceeds from sale of convertible debentures					5,040,000
Proceeds from sale on notes payable – related party		8,618,777			14,118,777
Proceeds from exercise of warrants					1,019,306
Debt and stock offering costs				(127,700)	(3,980,569)
Payment of convertible notes payable		(4,160,505)		(3,333,333)	(10,180,285)
Payment of note payable – related party				(16,909)	(129,578)
Payment of note payable					(550,272)
Net cash provided by financing activities		4,458,272		3,522,058	67,937,679

Net (decrease) increase in cash		(556,010)		(1,161,870)	52,170

Cash and cash equivalents, beginning of period		608,180		1,328,469

Cash and cash equivalents, end of period		$52,170		$166,599	$52,170

Supplemental schedule of cash flow information
Cash paid for interest		$1,585,045		$2,238,288	$6,144,329

Supplemental disclosures of non-cash investing and financing activities
Debt incurred for oil and gas properties	$		$		$3,646,000
Debt incurred for finance costs	$		$		$3,547,101
Stock issued for services	$		$		$354,600
Stock issued for interest and debt	$			$3,076,780	$13,742,538
Stock issued for convertible debentures	$		$		$5,640,000
Warrants issued for offering and financing costs	$			$27,274	$1,685,850
Discount on convertible debt issued	$			$566,540	$14,883,630
Conversion of interest to debt	$		$		$11,178
Stock issued for subsidiary – related	$		$		$(202,232)
Stock issued for oil and gas properties	$		$		$9,146,800
Stock issued in connection with oil and gas asset sale		$410,000	$		$410,000

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

The results of operations for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd.  (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY

During the nine months ended August 31, 2007, the Company incurred a net loss of approximately $14,542,000 and used cash for operating activities of approximately $3,132,000.  The Company also has a working capital deficit of approximately $4,000,000, a stockholders’ deficit of approximately $5,300,000 and debt due to debt holders of approximately $56,000,000 that is payable over the next 3 years.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued operation is contingent upon its ability to raise additional capital, and ultimately attaining profitability from its oil and gas operations.

On December 29, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets was $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  The purchase and sale agreement expired on August 31, 2007 and was not extended.

The Company is currently searching for other buyers and suitable terms for a sale of some of its assets; however there is no assurance a sale will be completed or that the Company will realize the full carrying value of the assets.  In such an event, the Company may be required to write off a portion of the carrying value and such write-off could be material.

Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company’s stockholders.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of August 31, 2007.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OIL AND GAS PROPERTIES (Continued)

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  As of August 31, 2007, based upon natural gas prices of $2.32 per mcf, the full cost pool exceeded the above-described ceiling by $2,370,880.  Accordingly, impairment expense of $2,370,880 was recorded for the three months ended August 31, 2007.  The Company had previously recorded $1,495,315 in impairment expense in quarter ended May 31, 2007.  At August 31, 2007, the Company’s net full cost pool after these impairments is zero.

Unevaluated properties are assessed periodically on a cost center basis and costs associated with any properties determined to be impaired are reclassified to evaluated properties and such costs are added to the amortization base, which is subject to the full cost ceiling test limitations as described above.  Approximately $2,000,000 of no impairment or reclassification of unevaluated property costs was recognized during the nine months ended August 31, 2007.

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

DEFERRED SELLING COSTS

In connection with the proposed sale of the Powder River Basin Assets, the Company has incurred certain costs, which totaled $461,895, and were recorded as Deferred Selling Costs.  These costs were expensed as the sale to the related party was not completed.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASSET RETIREMENT OBLIGATION (Continued)

The Company has, through acquisition and drilling, acquired working interests in 243 natural gas wells.  A limited number of these wells have had initial gas production, and the others are in various stages of completion and hook up at August 31, 2007.  The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose.  Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated on a unit of production basis.  The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The Company evaluated the liability associated with its asset retirement obligations and determined that due to its inability to place certain of these assets into service that the liability at August 31, 2007 for approximately 145 wells should equal its estimated plugging and abandonment cost.  The Company recorded an additional $543,025 in liability and ARO asset.

The information below reflects the change in the ARO during the periods ended August 31,

	2007	2006
Balance beginning of period	$1,288,337	$1,242,967
Liabilities incurred	-	52,975
Revisions	543,025	(106,878)
Liabilities settled	-	-
Accretion	82,453	66,724
Balance end of period	$1,913,815	$1,255,788

SHARE BASED COMPENSATION

Effective December 1, 2005, the Company adopted SFAS 123(R),  “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis.  Prior periods have not been restated.  SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE BASED COMPENSATION (Continued)

As of August 31, 2007, options to purchase an aggregate of 4,955,000 shares of the Company's common stock were outstanding, of which 3,632,500 are exercisable.  These options were granted during 2007, 2006, 2005, and 2004, to the Company’s employees, directors and consultants at exercise prices ranging from $0.19 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based compensation costs were $891,647 and $999,660, before tax, for the nine months ended August 31, 2007 and 2006, respectively.  These amounts were charged to operations as compensation expense and included within general and administrative expense.

(LOSS) PER COMMON SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti dilutive.

RECLASSIFICATION

Certain amounts in the financial statements have been reclassified to conform to the August 31, 2007 financial statement presentation.  The reclassifications have no effect on the Company's net loss for the period.

NOTE 3 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

United States Cost Center

In 2003, the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area.  In 2004, the Company acquired additional unevaluated properties, began its exploration program by drilling 135 wells and commenced limited production of natural gas in the Powder River Basin.  During 2005, exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties.  During 2006 and to date, the Company continues limited dewatering operations in the Powder River Basin.

In 2005, the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, evaluating and planning for an exploratory drilling program. In 2006, the Company, as operator, drilled four wells and participated as non-operator in the drilling of four additional wells in the Piceance basin.  As of August 31, 2007, three of the Company’s operated wells are shut in pending completion operations and three of the non-operated wells have commenced production of natural gas, condensate and other hydrocarbon liquids.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

OIL AND GAS PROPERTIES (Continued0

As of August 31, 2007, based upon natural gas prices of $2.32 per mcf, all of Galaxy’s properties were not economic.  Additionally, the Company impaired certain of its unproved acreage totalling $2,000,000.  Such costs were transferred to the full cost pool.  Accordingly impairment expense of $2,370,880 was recorded for the three months ended August 31, 2007. The Company had previously recorded $1,495,315 in impairment expense in quarter ended May 31, 2007.  Following the ceiling test write downs, the Company’s balance sheet reflects no capitalized oil and gas costs for the United States cost center.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE

RELATED PARTIES

As of August 31, 2007, the Company has issued eleven separate subordinated unsecured promissory notes for a total of $11,625,000 in favor of Bruner Family Trust UTD March 28, 2005, (the “Bruner Trust”) a related party. One of the trustees of the Bruner Trust is Marc E. Bruner, the president and a director of the Company.  Interest accrues at the rate of 8% per annum and the notes mature as summarized below or the time at which the Company’s senior indebtedness has been paid in full.  As the senior indebtedness is scheduled for repayment on May 31, 2010, the related party notes are classified as non-current obligations as of August 31, 2007.

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) the Company issued a promissory note to DAR in the amount of $2,600,000.  At August 31, 2007, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006. The note, in the amount of $2,049,728 accrues interest at the rate of 12% per annum.  While the note, as amended, has a stated maturity date of December 1, 2006, the Bruner Family Trust has stated that it will not enforce its rights under the note until November 30, 2007.

At August 31, 2007 and November 30, 2006, notes payable to the Bruner Trust are as follows:

Issue Date	Due Date	August 31, 2007	November 30, 2006

Current liabilities
January 14, 2004	November 30, 2007	$ 2,049,728	$ 2,049,728

Non-current obligations
September 28, 2006	January 26, 2007	$ 2,500,000	$ 2,500,000
November 1, 2006	March 1, 2007	1,000,000	1,000,000
November 13, 2006	March 13, 2007	500,000	500,000
November 30, 2006	March 30, 2007	1,500,000	1,500,000
February 1, 2007	June 1, 2007	500,000	-
February 26, 2007	June 26, 2007	900,000	-
March 30, 2007	July 28, 2007	1,350,000	-
April 25, 2007	August 23, 2007	1,200,000	-
May 4, 2007	September 1, 2007	450,000	-
May 31, 2007	September 28, 2007	600,000	-
June 29, 2007	October 27, 2007	750,000
August 22, 2007	December 20, 2007	125,000
August 29, 2007	December 27, 2007	250,000

		$ 1,625,000	$ 5,500,000

Subsequent to August 31, 2007 and through the date of the filing of this report, the Company has borrowed an additional $975,000 from the Bruner Trust, under the same terms and conditions as the other notes.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

On December 29, 2006, the Company entered into a Purchase and Sale Agreement (PSA) with a related party (PetroHunter Energy Corporation) to sell all of the Company’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets was $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  The sale was not completed.

As part of the PSA, PetroHunter was required and did make an initial earnest money payment of $1.4 million.  PetroHunter made an additional earnest money payment of $600,000 in January 2007. Furthermore, PetroHunter paid the company $243,777 in March 2007 and $250,000 in July 2007 to cover operating expenses since January 1, 2007 of the fields covered by the PSA.  Since the sale was not completed, these deposits and advances have converted into a promissory note, payable to PetroHunter, and are unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.  Interest on the note accrues at the rate of 8% per annum. The $2,493,777 is recorded in notes payable related party.

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

2004 NOTES (Continued)

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

•
The Company gave the  holders the right to convert up to $5,000,000 in principal amount of the 2004 Notes, plus related interest, as a “Company Alternative Conversion” under the notes through September 30, 2006, with the amounts converted to be applied first to the August 2006 installment payment, second to the September 2006 installment payment, and then to those installments nearest to the maturity date of the 2004 Notes; and

•	The waiver of the Company’s right to prepay any part of the 2004 or 2005 Notes.

During July, August and September 2006, the holders converted a total of $4,812,249 of principal  and accrued interest into 12,993,939 shares of the Company’s common stock, in accordance with the terms of the Waiver and Agreement.

On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $957,101 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $663,002 as a discount to the Notes.  During the nine months ended August 31, 2007 the Company recorded amortization of the discount in the amount of $663,002 as interest expense.  In addition, the Company paid in cash the full balance due on the 2004 Notes.

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

In connection with the agreement entered into with the Holders of the 2004 notes, as discussed above the terms of the March 2005 Notes were also amended to lower the conversion price and lower the exercise price of existing and newly issued warrants.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital.  During the nine months ended August 31, 2007 the Company recorded amortization of the discount in the amount of $1,172,506 as interest expense.

On April 27, 2007 the Company and the Holders of the March 2005 Notes entered into an Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes to the earliest of (A) the date of consummation of the PRB Sale,(B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As the PRB Sale was not consummated and the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full (currently scheduled for May 31, 2010), the March 2005 Notes are recorded as non-current obligations on the Company’s August 31, 2007 Balance Sheet.

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

On November 29, 2006, the Company and the holders of the May 2005 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  In accordance with EITF 96-19, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $2,500,000 including the amount in interest and financing cost.   In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,750,577 as a discount to the Notes.  During the nine months ended August 31, 2007 the Company recorded amortization of the discount in the amount of $590,641 as interest expense.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

APRIL 2006 DEBENTURES (Continued)

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years.  The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures.  Amortization of the discount of $118,709 is included in interest expense for the nine months ended August 31, 2007.

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

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years.  The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the Debentures and is being amortized over the term of the Debentures.  Amortization of the discount of $51,129 is included in interest expense for the nine months ended August 31, 2007.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

At August 31, 2007 and November 30, 2006 convertible notes consist of the following:

	2007	2006
2004 Notes	$-	$4,160,505
Less unamortized discount	-	(663,002)
March 2005 Notes	7,695,000	7,695,000
Less unamortized discount	-	(1,172,506)
May 2005 Notes	12,500,000	12,500,000
Less unamortized discount	(2,159,936)	(2,750,577)
April 2006 Notes	4,500,000	4,500,000
Less unamortized discount	(181,963)	(300,671)
June 2006 Notes	2,500,000	2,500,000
Less unamortized discount	(88,823)	(139,951)
	24,764,278	26,328,798
Less current portion, net	-	(10,019,996)
long term portion, net	$24,764,278	$16,308,802

Total unamortized discount on all Notes and Debentures at August 31, 2007 in the amount of $2,430,722 will be amortized and recognized as interest expense over the remaining terms of the respective debt instruments.

Total principal payments scheduled to be made in the next twelve months, including related party debt, are $23,863,505; however, under the terms of the Senior Secured Debt, the Company is prohibited from making $16,168,505 of such principal payments until the senior indebtedness has been paid. The Senior Secured Debt is scheduled for repayment on May 31, 2010; however, the Company currently plans to utilize the proceeds from any future sale of the Company’s oil and gas properties to repay or reduce those amounts.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine months ended August 31, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value associated with these shares, $410,000 was included in deferred selling costs.  Since the purchase and sale agreement expired on August 31, 2007 and was not extended, the $410,000 was charged to interest expense at August 31, 2007.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 6,500,000 shares of common stock for the plan. At August 31, 2007, and November 30, 2006, options to purchase 1,545,000 and 1,785,000 shares, respectively, were available to be granted pursuant to the stock option plan.

On January 2, 2007, the Company granted each of the Company’s outside directors options to purchase 60,000 shares of the Company’s common stock for a term 10 years at the closing price of the common stock on the date of grant.  The options were vested upon grant.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to August 31, 2007 and through the date of the filing of this report, the Company has borrowed an additional $975,000 from the Bruner Trust, under the same terms and conditions as the other notes.

On August 30, 2007, the Company submitted a revised plan of action, which took the termination of the PSA with PetroHunter into account, to bring the Company into compliance with AMEX’s continued listing standards.  On October 15, 2007 AMEX notified the Company that AMEX accepted such revised plan based on the expectation that the Company will complete a sale of certain assets and utilize the proceeds to pay down   a significant portion of its outstanding debt, and continued the Company’s listing pursuant to an extension until December 31, 2007.  The Company will be subject to periodic review by AMEX staff during the extension period.

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

As of October 5, 2007, we had interests in 176 completed wells (26 of which were delivering natural gas into sales pipelines), 61 wells in various stages of completion and 8 water disposal wells.  We recorded our first revenues from natural gas sales during the fiscal year ended November 30, 2004 and we currently are producing about 365 thousand cubic feet per day.  If we are successful in completing the sale of a portion of our Powder River Basin assets as discussed below, the well count will be reduced.  We will require additional capital to continue to dewater wells in the Powder River Basin and to complete and commence production from any remaining existing uncompleted wells and to drill additional wells in both the Powder River and Piceance Basins.  If we are successful in securing the necessary funding and in completing the existing wells and adding additional wells, we anticipate an increase in production of natural gas and sales revenues during future fiscal years; however, until such natural gas production and sales revenues increase sufficiently these revenues will not cover all of our ongoing exploration and development operations, debt repayments and other commitments.

At August 31, 2007, our working capital deficit was approximately$4,000,000 and a stockholders’ deficit of approximately $5,320,000.  As of that date we had contractual obligations due within twelve months totaling approximately $30,000,000, as explained more fully below. To settle such debt, the Company is exploring the sale of a portion of its oil and gas properties.  If a sale is completed, we will first pay down or pay off all of our senior debt and then we will negotiate to convert all or substantially all of our convertible debt into common stock of the Company.  We believe that we would then be able to continue to pursue funding and industry participation alternatives to ensure our ability to continue to acquire additional acreage and complete additional drilling activity on any remaining acreage.

If we cannot find a buyer and suitable terms for a sale, or additional debt or equity placements, we may be forced to seek the protection of the bankruptcy laws.  Furthermore to close a sale, we may be required to reduce the sale price of an asset sale, which could result in a significant impairment (and loss to the Company) to the carrying value of the oil and gas properties.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2006, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss of approximately $78,000,000 for the period from inception to August 31, 2007.  We will require significant monies to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing or proceeds from the sale of assets, in order to fund our planned operations and ultimately, to achieve profitable operations.

Results of Operations

Three months ended August 31, 2007 compared to the three months ended August 31, 2006

During the three months ended August 31, 2007, revenues from natural gas sales decreased to $76,303 from $281,559 the year before.  A total of 16 wells produced and sold approximately 45,000 Mcf of natural gas in 2007, compared to 38 wells that sold 51,719 Mcf in 2006.  The 2007 production decrease reflects the shutting in of the uneconomic Glasgow field in the Powder River Basin and mechanical problems encountered on 4 wells in the West Recluse Field.  Average prices received for gas sold has decreased, $2.68 in 2007 compared to $4.38 in 2006, due to the pipeline line constraints out of the Rocky Mountain region.  Lease operating expense increased significantly to $445,000 as the Company discontinued the capitalization of certain dewatering costs ($346,000 for the quarter ended August 31, 2007) compared to $106,510 the year before.

For the three months ended August 31, 2007 and 2006, we incurred general and administrative expenses of $761,617 and $1,172,301, respectively, as summarized below:

	2007	2006
Stock based compensation	$289,589	$315,407
Salaries and benefits	212,595	233,717
Professional and consulting fees	12,245	42,869
Investor relations	108,593	238,783
Legal	41,555	112,373
Travel and entertainment	10,864	34,690
Office lease and expenses	39,575	61,557
Audit and accounting	15,990	31,166
Directors fees, insurance, prospect generation & other	30,611	101,739
Total	$761,617	$1,172,301

Significant period-to-period variances include:
•	Lower stock based compensation expense in 2007 versus 2006 is due to the Company granting fewer options than in prior years and certain of the previous grants being fully expensed in prior periods.
•
Professional and consulting fees decrease reflects the termination of our consulting geologist which had been employed by the Company in 2006, resulting in savings of $24,000; and as a result of our concerted effort to control such costs.

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

As a result of lower natural gas prices at August 31, 2007 we recorded an impairment expense of $2,370,880 for the three months then ended, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  Impairment expense of $1,031,160 was recorded for the three months ended August 31, 2006.

Depreciation, depletion and amortization expense (“DD&A”) of $232,056 in 2007 reflects a decrease from the 2006 amount of $318,379.  The decrease reflects lower DD&A on oil and gas properties of $19,837 or $.44/Mcf in 2007 compared to $177,363 or $3.13/Mcf in 2006.  The lower DD&A reflects a lower amortization base following the impairment write-down of $1,031,160 in 2006 and the impairment expense recognized in the first six months of this fiscal year.

Interest and financing costs decreased to $2,044,630in 2007 from $3,970,113 in 2006, reflecting significantly lower amortization of discount on the 2004 Notes, partially offset by the higher debt levels in 2007.  The table below summarizes interest and financing costs for the three months ended August 31, 2007 and 2006.

	2007	2006
Interest on outstanding debt	$1,044,969	$1,324,744
Interest on outstanding debt, related party	284,682	-
Amortization of discount	303,184	2,251,447
Amortization of deferred finance costs	411,795	47,839
Discount on shares issued upon conversion of principal and interest at below market rates	-	346,083
Total	$2,044,630	$3,970,113

Significant year-to-year variances include:
•
Interest on outstanding debt, related party in 2007 reflects costs associated with borrowing from the Bruner Family Trust in late 2006 and 2007.  No such borrowings existed in the period ended August 31, 2006.

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

Nine months ended August 31, 2007 compared to the nine months ended August  31, 2006

During the nine months ended August 31, 2007 we recorded natural gas sales volumes of 118,000 mcf compared to 161,501 mcf in the same period in 2006.   We recorded natural gas sales revenues of $447,232 ($3.79/mcf) and lease operating and production tax expense of $704,151 ($5.97/mcf) for the nine months ending August 2007 compared to natural gas sales revenues of $955,895 ($5.92/mcf) and $590,311 ($3.66/mcf) of lease operating and production tax expense during the same period in 2006.  Depreciation, depletion and amortization (“DD&A”) expenses associated with the gas sales were $180,645 ($1.53/mcf) during the nine months ended August 31, 2007, compared with $523,263 ($3.24/mcf) of DD&A expenses during the same period of 2006.

For the nine-month periods ended August 31, 2007 and 2006, we recorded general and administrative costs of $2,801,617 and $3,652,158, respectively, as summarized below.

	Nine months ended August 31,
	2007	2006
Stock Based compensation	$891,647	$999,660
Salaries and benefits	648,589	714,912
Professional and consulting	51,412	189,182
Investor relations	331,864	659,103
Legal	267,172	290,092
Travel & entertainment	46,049	97,769
Office lease and expenses	144,386	173,234
Audit and accounting	167,439	227,580
Director fees	133,700	165,774
Insurance, prospect generation and other	119,359	134,852
	$2,801,617	$3,652,158

Significant period-to-period variances include:
•	Lower stock based compensation expense in 2007 versus 2006 is due to the Company granting fewer options than in prior years and certain of the previous grants being fully expensed in prior periods.
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

•
Investor relations expenses in 2006 included the costs associated with a special shareholders meeting to approve the issuance of additional shares of common stock, resulting in savings of approximately $40,000.  In 2006 we incurred expenses for the preparation and distribution of our annual report to shareholders of approximately $50,000.  We have not prepared an annual report to shareholders for 2007. In addition, we terminated the contract with one investor relations firm subsequent to August 31, 2006, resulting in savings of $43,000 in 2007.

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

As a result of lower natural gas prices at August 31, 2007 we recorded an impairment expense of $3,866,195 for the nine months then ended, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  Impairment expense of $1,031,160 was recognized in 2006.

Depreciation, depletion and amortization expense (“DD&A”) of $511,168 in 2007 reflects a decrease from the 2006 amount of $680,707.  The decrease reflects lower DD&A on oil and gas production as discussed above.  The lower DD&A reflects a lower amortization base following the impairment write-down of $1,031,160 in 2006. Lower DD&A on oil and gas production was partially offset by higher depreciation of ARO assets, and higher accretion of ARO of $82,453 in 2007 compared to $3,493 in 2006.

We recorded interest and financing costs of $7,119,791 in the nine months ending August 31, 2007 compared to $12,918,109 in the previous year’s period.  The table below summarizes interest and financing costs for the nine months ended August 31:

	2007	2006
Interest on outstanding debt	$3,282,157	$3,647,299
Interest on outstanding debt – related party	687,714	-
Amortization of discount	2,738,125	8,586,741
Amortization of deferred finance costs	411,795	262,986
Discount on shares issued upon conversion of principal and interest at below market rates		346,083
Fees paid to extend note	-	75,000
Total	$7,119,791	$12,918,109

Significant year-to-year variances include:
•
Interest on outstanding debt, related party in 2007 reflects costs associated with borrowing from the Bruner Family Trust in late 2006 and 2007.  No such borrowings existed in the period ended August 31, 2006.

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

Liquidity and Capital Resources

Operating Activities.  For the nine months ended August 31, 2007 we used $3,131,964 for operating activities, as compared to $3,292,487 for the same period in 2006.  Significant adjustments to reconcile the net loss of $14,541,647 to net cash used by operating activities for 2007 were $2,738,126 for amortization of discount and deferred financing costs on convertible debt, $891,647 of stock based compensation expense, $3,866,195 of impairment of oil and gas properties and DD&A of $511,168.  In contrast, the equivalent adjustments for 2006 to the net loss of $17,903,962 included $8,849,726 for amortization of discount and deferred financing costs on convertible debt, $999,660 of stock based compensation expense, $1,031,160 impairment of oil and gas properties and $680,707 of DD&A.

Investing Activities.  Our investing activities used net cash of $1,882,318 after recoveries, in the nine months ended August 31, 2007, as compared to $1,391,441 of cash used for the comparable period of 2006.  The increase is due to an earnest money deposit and reimbursement of operating costs we received of $2,216,882, on the proposed sale of our Powder River Basin assets in the 2007 period that was not completed.

Financing Activities.  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of $75,179,037 through the period ended August 31, 2007.  Financing activities raised cash of $4,458,272 in the first nine months of fiscal 2007, as compared to $3,522,058 in 2006.

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

On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the “March 2005 Notes”) to a group of accredited investors to fund our entry into our Piceance Basin project.  The March 2005 Notes were originally payable on April 30, 2007 (but were subordinated in payment to the 2004 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share.  March 2005 Note purchasers received three-year warrants (the “2005 Warrants”), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.

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

We also obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the “PRB Sale”) to PetroHunter as described above.  Such consent was required as the holders have a security interest covering these assets.  The note holders conditioned their consent on the following:  completion of the PRB Sale by February 28, 2007 and our compliance with the Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders.  Further, were required to (i) pay the 2004 Notes and May 2005 Notes in full, (ii) deliver to the holders 1,000,000 of the PetroHunter shares to be received by us as part of the PRB Sale consideration and 10,000,000 shares of our common stock and (iii) retire all of our outstanding subordinated convertible debt using the consideration we received in the PRB Sale.  Additionally, the holders and PetroHunter were required to enter into a suitable registration rights agreement with respect to the 1,000,000 PetroHunter shares.  The purchase and sale agreement expired on August 31, 2007 and was not extended. The Company is currently searching for other buyers and suitable terms for a sale of some of its assets

Because the PRB Sale was not consummated by January 31, 2007, we issued 2,000,000 additional shares of our common stock to the holders of the 2004 Notes and the May 2005 Notes in order to maintain their consent to the PRB Sale, as required under the 2006 Waiver and Amendment.  We have agreed to register these shares.

In October 2006, Bruner Trust, a related party, acquired a promissory note we had issued to DAR, LLC in the original principal amount of $2,600,000.  While the note, as amended, had a stated maturity date of December 1, 2006, Bruner Trust has stated that it will not enforce its rights under the note until November 30, 2007.

In April 2007, we entered into a Waiver and Amendment Agreement with the holders of the March 2005 Notes, which, among other things, extended the term of the March 2005 Notes to the earliest of (A) the date of consummation of the PRB Sale, (B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  We are seeking an extension of the October 31, 2007 date to February 29, 2008.

During the nine months ended August 31, 2007, we issued nine separate subordinated unsecured promissory notes for a total of $6,125,000 in favor of the Bruner Family Trust a related party.  Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

Schedule of Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of August 31, 2007.

Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable
Senior Secured Notes Payable
 (2)
    Principal
    Interest
Senior Subordinated Notes Payable
 (3)
    Principal
    Interest
Notes payable, related party
    Principal
   Interest
   Principal
   Interest
	$12,500,000 5,324,144 14,695,000 5,543,555 14,118,777 632,215 2,049,728 484,672	$ - 1,942,808 7,695,000 (4) 2,916,089 (4) 14,118,777 (4) 632,215 (4) 2,049,728 484,672	$12,500,000 3,381,336 7,000,000 2,627,466 - -	$ - - - - - -	$ - - - - - -
Office, Equipment Leases & Other	333,702	122,051	211,652	-	-
TOTAL	$55,681,793	$29,961,340	$25,720,454	$ -	$ -

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

(2)
Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash.  Interest payments were calculated using actual interest rates charged through August 31, 2007, and 15.5% thereafter.

(3)
Under certain conditions, as described elsewhere in this report, we have the option to pay the principal and interest with shares of common stock instead of cash.  Interest payments were calculated using actual interest rates charged through August 31, 2007, and 15% thereafter.

(4)
The due dates of these Notes fall within the period specified above; however, we are prohibited for repaying these Notes until the senior secured indebtedness has been satisfied.  These notes have been classified as non-current obligations as of August 31, 2007.

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves.  Costs related to undeveloped oil and gas properties are excluded from the ceiling tests.  Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes.  If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings.  Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. As a result of lower natural gas prices at August 31, 2007 and May 31, 2007, we recorded an impairment expense of $3,866,195 for the nine months then ended, representing the excess of capitalized costs over the ceiling at that date. We recorded a ceiling write down during the year ended November 30, 2006 in the amount of $1,328,432 representing the excess of capitalized costs over the ceiling amount.

We intend to sell a portion of our oil and gas properties.  Full cost accounting rules do not include provisions for segregating those assets and identifying them as held for sale.  Accordingly, those assets are reflected on the balance sheet as either evaluated or unevaluated oil and gas properties, as appropriate.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.                                Risk Factors

There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit

2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)

2.2	Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)

2.3	Third Amendment to Purchase and Sale Agreement dated March 30, 2007 (3)

2.4	Fourth Amendment to Purchase and Sale Agreement dated April 30, 2007 (4)

2.5	Fifth Amendment to Purchase and Sale Agreement dated May 31, 2007 (5)

2.6	Sixth Amendment to Purchase and Sale Agreement dated June 30, 2007 (6)

2.7	Seventh Amendment to Purchase and Sale Agreement dated July 31, 2007 (7)

3.1	Articles of Incorporation (8)

3.2	Articles of Amendment to Articles of Incorporation (9)(10)

Regulation S-K Number	Exhibit

3.3	Bylaws (8)

10.1	2003 Stock Option Plan (9)

10.2	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (11)

10.3	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (11)

10.4	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)

10.5	Form of Note (11)

10.6	Form of Common Stock Purchase Warrant (11)

10.7	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)

10.8	Subordination Agreement (11)

10.9	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (12)

10.10	Second Amendment to Participation Agreement dated May 24, 2005 (13)

10.11	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (14)

10.12	Form of Note (14)

10.13	Form of Qualifying Issuance Warrants (14)

10.14	Form of Repurchase Warrants (14)

10.15	Form of Registration Rights Agreement (14)

10.16	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (14)

10.17	Form of Mortgage Amendment (14)

10.18	Form of Waiver and Amendment to 2004 Notes and Warrants (15)

10.19	Form of Waiver and Amendment to March 2005 Notes and Warrants (14)

10.20	Form of Conveyances of Overriding Royalty Interests (14)

10.21	Form of March 2005 Subordination Agreement (14)

10.22	Second Amendment to Lease Acquisition and Development Agreement (16)

Regulation S-K Number	Exhibit

10.23	Third Amendment to Participation Agreement dated October 4, 2005 (17)

10.24	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (18)

10.25	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (19)

10.26	Form of Debenture (19)

10.27	Form of Warrant (19)

10.28	Form of Subordination Agreement (19)

10.29	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (20)

10.30	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (21)

10.31	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (22)

10.32	Subordination Agreement dated September 28, 2006 (22)

10.33	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (23)

10.34	Subordination Agreement dated November 1, 2006 (23)

10.35	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (24)

10.36	Subordination Agreement dated November 13, 2006 (24)

10.37	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (25)

10.38	Registration Rights Agreement dated November 29, 2006 (25)

10.39	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (26)

10.40	Subordination Agreement dated November 30, 2006 (26)

10.41	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (27)

10.42	Subordination Agreement dated February 1, 2007 (27)

10.43	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (28)

10.44	Subordination Agreement dated February 26, 2007 (28)

Regulation S-K Number	Exhibit

10.45	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (29)

10.46	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (30)

10.47	Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (31)

10.48	Subordination Agreement dated March 30, 2007 (31)

10.49	Subordinated Unsecured Promissory Note dated April 25, 2007 to Bruner Family Trust UTD March 28, 2005 (32)

10.50	Subordination Agreement dated April 25, 2007 (32)

10.51	Subordinated Unsecured Promissory Note dated May 4, 2007 to Bruner Family Trust UTD March 28, 2005 (33)

10.52	Subordination Agreement dated May 4, 2007 (33)

10.53	Subordinated Unsecured Promissory Note dated August 31, 2007 to Bruner Family Trust UTD March 28, 2005 (34)

10.54	Subordination Agreement dated August 31, 2007 (34)

10.55	Subordinated Unsecured Promissory Note dated June 29, 2007 to Bruner Family Trust UTD March 28, 2005 (35)

10.56	Subordination Agreement dated June 29, 2007 (35)

10.57	Amended Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective June 30, 2007 (36)

10.58	Subordinated Unsecured Promissory Note dated August 22, 2007 to Bruner Family Trust UTD March 28, 2005 (37)

10.59	Subordination Agreement dated August 22, 2007 (37)

10.60	Subordinated Unsecured Promissory Note dated August 29, 2007 to Bruner Family Trust UTD March 28, 2005 (38)

10.61	Subordination Agreement dated August 29, 2007 (38)

10.62	Subordinated Unsecured Promissory Note dated September 28, 2007 to Bruner Family Trust UTD March 28, 2005 (39)

10.63	Subordination Agreement dated September 28, 2007 (39)

10.64	Subordinated Unsecured Promissory Note dated October 11, 2007 to Bruner Family Trust UTD March 28, 2005 (40)

10.65	Subordination Agreement dated October 11, 2007 (40)

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
________________

(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated December 29, 2006, filed March 1, 2007.
(3)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated December 29, 2006, filed April 2, 2007.
(4)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated December 29, 2006, filed May 1, 2007.
(5)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated December 29, 2006, filed June 1, 2007.
(6)	Incorporated by reference to the exhibits to amendment no. 5 to the registrant’s current report on Form 8-K dated December 29, 2006, filed July 2, 2007.
(7)	Incorporated by reference to the exhibits to amendment no. 6 to the registrant’s current report on Form 8-K dated December 29, 2006, filed August 1, 2007.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(9)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(13)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(15)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(16)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(17)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.

(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(23)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(24)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(25)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(26)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(27)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(28)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(29)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(30)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.
(31)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 0-32237.
(32)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2007, filed April 27, 2007, file number 0-32237.
(33)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 4, 2007, filed May 8, 2007, file number 0-32237.
(34)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 31, 2007, filed June 29, 2007, file number 0-32237.
(35)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 29, 2007, filed July 2, 2007, file number 0-32237.
(36)	Incorporated by reference to the exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended May 31, 2007, filed July 16, 2007, file number 1-32682.
(37)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 22, 2007, filed August 23, 2007, file number 0-32237.
(38)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 29, 2007, filed August 29, 2007, file number 0-32237.
(39)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2007, filed October 2, 2007, file number 0-32237.
(40)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 11, 2007, filed October 15, 2007, file number 0-32237.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY ENERGY CORPORATION

October 22, 2007	By:	/s/ Christopher S. Hardesty
Christopher S. Hardesty
Chief Financial Officer