Form 10-K/A
period 2006-11-30
GALAXY ENERGY CORP
filed 2007-12-03
CIK 1132784

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
:	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ________________

Commission file number:  1-32682

GALAXY ENERGY CORPORATION
(Name of registrant as specified in its charter)

Colorado	98-0347827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 – 17th Street, Suite 730, Denver, Colorado 80202
(Address of principal executive offices)             (Zip Code)

Registrant’s telephone number, including area code: (303) 293-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.9Yes  :No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.9Yes  :No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
:Yes                      9No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  9

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 9                                 Accelerated filer 9                                      Non-accelerated filer :

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). 9Yes  :No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $48,095,185.60 as of May 31, 2006

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  83,661,968 as of January 31, 2007

Documents incorporated by reference:  None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K for the fiscal year ended November 30, 2006, as originally filed with the SEC on March 15, 2007, to clarify and/or correct certain items of information and to file a revised report of independent registered public accounting firm that will include the period from inception of the company.

This Amendment No. 1 continues to speak as of the date of the Form 10-K for the fiscal year ended November 30, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 15, 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Item 2. Properties” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Farm-in or farm-out.  An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage.  Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage.  The assignor usually retains a royalty or reversionary interest in the lease.  The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

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

PART I

ITEM 1.          BUSINESS.

We are an independent oil and gas company engaged in lease acquisition, exploration, development and production of natural gas.  We conduct exploration activities to locate natural gas and crude petroleum through two wholly-owned subsidiaries, Dolphin Energy Corporation and Pannonian International, Ltd.  As we commence production of these products, they will be sold to purchasers in the immediate area where the products are produced.  Our operations are focused in the following core operating areas in the United States:

•
The Piceance Basin of western Colorado.  We are in the process of drilling our first wells in the basin.  Our leasehold locations are located in close proximity to natural gas pipelines and the roads needed for efficient development.  As of March 1, 2007 we had interests in three producing wells and five wells in various stages of completion in the basin.  During 2006 we drilled, as operator, four wells in the basin, one of which has been completed and is awaiting a pipeline connection, one of which has been partially completed, one on which completion work has not been commenced, and one of which was abandoned after encountering technical difficulties during the drilling phase.  Each of the four operated wells was drilled in accordance with a participation agreement with our partner, Exxel Energy Corp.(“Exxel”), a related party, under which Exxel paid the first $14 million of operational expenditures and paid us a management fee for operating the project.  In August 2006 Exxel reached the $14 million expenditure point and we began to pay our proportionate 25% share of costs incurred thereafter.

•
The Powder River Basin located in Wyoming and Montana. Over the last few years we have acquired leasehold interests in and are developing five different coal bed methane (“CBM”) project areas in the basin.  As of March 1, 2007 we had interests in 173 completed wells, 57 wells in various stages of completion and eight water disposal wells.  Of the completed wells, 22 are currently producing natural gas, 54 are still dewatering, a precursor to the production of natural gas, and the remainder are shut-in pending future infrastructure development work.  We have entered into an agreement to sell our interests in the Powder River Basin to PetroHunter Energy Corporation (“PetroHunter”), a Maryland corporation and a related party, subject to PetroHunter receiving financing to complete the transaction.

We also have interests in early stage natural gas projects in Europe, where we are being carried by our partners in the initial wells being drilled in following projects:

•
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

•
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

Corporate Background

We were incorporated in the State of Colorado on December 17, 1999 under the name “Galaxy Investments, Inc.”  On November 13, 2002 we acquired all of the issued and outstanding stock of Dolphin Energy Corporation, a Nevada Corporation (“Dolphin”).  Since this transaction resulted in the existing stockholders of Dolphin acquiring control of Galaxy Investments, Inc., for financial reporting purposes the business combination was accounted for as a reverse acquisition with Dolphin as the acquirer.  We changed our name to “Galaxy Energy Corporation” on May 15, 2003.

On May 7, 2003, we entered into a share exchange agreement with Pannonian International, Ltd., a Colorado corporation, which at that point was a related party, whereby we agreed acquire that company solely for shares of our common stock.  We completed the acquisition as of June 2, 2003 and issued 1,951,241 shares of our common stock, making Pannonian International a wholly-owned subsidiary.

Piceance Basin

The Piceance Basin is located in northwestern Colorado. This 6,000-square mile, basin straddles Interstate 70 in Garfield and Mesa counties and extends northward into Rio Blanco county and south into Gunnison and Delta counties.  The Piceance is a basin-centered gas play that may contain as much as 200 to 300-plus trillion cubic feet of gas resource in place according to a report published in Oil and Gas Investor in August 2005.  It should be noted, however, that these volume estimates are much less reliable than if they were proved reserves.  The primary focus of the companies drilling in the basin is a 1,700 to 2,400-foot thick, gas-bearing section in the Williams Fork section of the Mesaverde formation.  This section usually occurs at depths ranging from 4,500 to 8,500 feet in the basin.  There are also other Mesaverde sandstone layers below the Williams Fork, which range down to about 9,000 feet that are productive in the basin.

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

Proposed Sale to PetroHunter Energy Corporation

On December 29, 2006, we entered into a Purchase and Sale Agreement (the “PSA”) with PetroHunter Energy Corporation (“PetroHunter”) and its wholly owned subsidiary, PetroHunter Operating Company, a related party.  Pursuant to the PSA, we agreed to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).

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

As required under the PSA, PetroHunter made an initial earnest money payment of $2.0 million in January 2007.  In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the “Note”), payable to PetroHunter, and shall be an unsecured subordinated debt of our company, which is payable only after repayment of our senior indebtedness.

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

Exploration and Production.  Pannonian’s oil and gas concessions and permits are granted by host governments and administered by various foreign government agencies.  Such foreign governments require compliance with detailed regulations and orders which regulate, among other matters, drilling and operations on areas covered by concessions and permits and calculation and disbursement of royalty payments, taxes and minimum investments to the government.

Regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.  Pannonian’s operations are also subject to regulations, which may limit the number of wells or the locations at which Pannonian can drill.

Environmental Regulations.  Various government laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Pannonian’s exploration, development, processing and production operations and the costs attendant thereto.  In general, this consists of preparing Environmental Impact Assessments in order to receive required environmental permits to conduct drilling or construction activities.  Such regulations also typically include requirements to develop emergency response plans, waste management plans, and spill contingency plans. In some countries, the application of worldwide standards, such as ISO 14000 governing Environmental Management Systems, are required to be implemented for international oil and gas operations.

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

If we are not the operator of the wells in which we have an interest, we will have limited or no control over the project.  More specifically, we will have limited or no control over the following:

•	the timing of the drilling and recompleting of wells;
•	the timing and amounts of production; and
•	the development and operating costs.

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

Our limited operating history and the lack of production or reserve reports on our properties make it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

•	worldwide or regional demand for energy;
•	domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas or oil producing regions;
•	price and availability of alternative fuels;
•	availability and cost of drilling equipment;
•	our ability to establish and maintain key relationships with lessors, drilling partners and drilling funds;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
•	general economic conditions and economic conditions specific to the energy sector.

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

We issued convertible notes in 2004 that have an outstanding principal balance of $4.2 million at November 30, 2006.  We also issued $7.695 million in notes in March 2005 and $10.0 million in notes in May 2005.  These notes are convertible into shares of our common stock at any time prior to their respective maturity dates at a current conversion price of $1.25, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions.  The initial conversion prices of these notes were $1.87 and $1.88.  The conversion prices of the convertible notes could be further lowered, perhaps substantially, in a variety of circumstances, including:

•
our issuance of common stock below the convertible notes’ conversion prices, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock;

•	our failure to comply with specific registration and listing obligations applicable to the common stock into which the convertible notes are convertible; and
•	our breaching other obligations to the holders of the convertible notes.

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

Neither the convertible notes nor the warrants establish a “floor” that would limit reductions in the conversion price of the convertible notes or the exercise price of the warrants that may occur under certain circumstances.  Correspondingly, there is no “ceiling” on the number of shares that may be issuable under certain circumstances under the anti-dilution adjustment in the convertible notes and warrants.  We also issued to the “finders” of the August 2004 and May 2005 financing transactions five-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share and 200,000 shares at an exercise price of $1.25 per share.   Accordingly, our issuance of the convertible debt and warrants could substantially dilute the interests of our shareholders.

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

•	125% of the principal amount, plus accrued interest; or
•
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

The issuance of shares upon exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may sell the full amount issuable on exercise.  In addition, such shares would increase the number of shares in the “public float” and could depress the market price for our common stock.

Our officers, directors, and advisors are engaged in other businesses, which may result in conflicts of interest.  Further, we have engaged in several related party transactions.

Certain of our officers, directors, and advisors also serve as directors of other companies or have significant shareholdings in other companies.  For example, Marc A. Bruner, our largest shareholder, serves as the chairman of the board of Gasco Energy, Inc., a Nevada corporation whose stock is traded on the American Stock Exchange, and chairman of the board, president and chief executive officer of Falcon Oil & Gas Ltd., a British Columbia corporation whose stock is traded on the TSX Venture Exchange (“Falcon”).  He is also the controlling shareholder of PetroHunter Energy Corporation, a Maryland corporation whose stock is traded on the OTC Bulletin Board (“PetroHunter”), and a significant shareholder of Exxel Energy Corp., a British Columbia corporation (“Exxel”), whose stock is traded on the TSX Venture Exchange.  Marc A. Bruner is the father of our President, Marc E. Bruner.  James Edwards, one of our directors, is the chief operating officer of Falcon.

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

In August 2006, we entered into a non-binding letter of intent with Exxel to purchase our interest in our properties in the Piceance Basin.  It was proposed that Exxel’s wholly-owned subsidiary, Exxel Energy USA Inc., would pay $50 million (US) to acquire our undivided 25% working interest in the Garfield county, Colorado, project known as Rifle Creek.  The purchase amount was later reduced to $40 million in an amended letter of intent.  Exxel USA owns the other 75% working interest in Rifle Creek.  The proposed transaction was subject to Exxel’s obtaining financing, approval by our senior lenders, and other terms and conditions.  In October 2006, we announced our intention not to proceed with this transaction.

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

Piceance Basin – Colorado On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the “Agreement”) with Apollo Energy LLC and ATEC Energy Ventures, LLC (the “Sellers”) to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow.  Subsequently, including interest earned on the escrow account and a small additional deposit we made into the account, we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area.  Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner, a related party (see Item 13), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties.  Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp.  Mr. Bruner is now a significant shareholder of Exxel Energy Corp.  In October 2005, the Company and Exxel amended the Participation Agreement so that Exxel was responsible for funding 100% of the next $14 million of lease acquisition, drilling, completion and facilities costs to be incurred.  Following that, we began to participate for our 25% working interest in the project.

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

Sellers have reserved in the assignments of the leases either a reserved production payment or a reserved overriding royalty interest, each equal to the difference between 20% and existing burdens, but never less than 2%.  At project payout, Sellers were to be vested with an undivided 12½% of our interest in the leases.  Exxel and Galaxy have agreed to purchase a portion of this back-in working interest from Sellers so that it will be reduced from 12 1/2% to 10%.   Our share of the purchase price will be $325,000, which will be paid, in four monthly installments of $81,250 on the first business day of each month commencing April 2, 2007.

Powder River Basin – Wyoming (Glasgow and West Recluse).  This project consists of approximately 4,250 net acres of oil and gas leases in Campbell and Converse counties on the eastern side of the Powder River

Basin.  As of March 1, 2007, a total of 43 wells have been drilled on the acreage, 37 of which have been completed.  Of these wells, 22 are producing gas at various levels of production along with some produced water at West Recluse.  The 15 completed wells at Glasgow are currently shut in due to low gas sales prices and resulting uneconomical producing operations.  As of March 1, 2007, gas production from the West Recluse area wells was approximately seven hundred thousand cubic feet per day.

Powder River Basin – Wyoming (Buffalo Run, Pipeline Ridge, Horse Hill and Dutch Creek).  This property is located approximately 12 miles southeast of Sheridan, Wyoming, and is divided into four CBM exploration projects:  Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek.  The project area contains up to eight separate coals, ranging in depth from 150 feet to 1,800 feet.  Coal thickness ranges from 20 feet to 70 feet, generally thinning with depth.  We estimate that full development of this project area would include the drilling of up to 250 wells, with up to four coal zone completions per well.

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

Powder River Basin – Wyoming (Leiter and Ucross Fields).  Effective September 30, 2002, we entered into a lease acquisition and drilling agreement with Pioneer Oil, a Montana limited liability company (“Pioneer”), which entitled us to earn a 100% working interest and an 80% net revenue interest in leases covering 15,657 acres in the Powder River Basin, near Leiter, Wyoming.  Under these agreements, as amended, we acquired 5 existing natural gas wells.  In addition, we were obligated to drill, or acquire, a total of 125 wells on the leased acreage by December 31, 2005.  We did not meet this drilling commitment as of December 31, 2005.  Thus we have retained our interest in only the 3,920 acres surrounding the 49 wells drilled, or acquired, as of December 31, 2005.  The remaining acreage has been forfeited.  The project area is approximately 20 to 30 miles west of the main north-south CBM fairway in Campbell county, Wyoming, and is approximately nine miles west of the nearest established CBM production.  Most of our acreage is positioned along roads and pipelines.  There is 20-inch gas transmission line crossing the Leiter property, and U.S. Highway 14 runs through both project areas and provides year-round access.

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

Powder River Basin – Wyoming (Beaver Creek).  This project consists of various non-operated working interests in approximately 24,400 net acres adjacent to, and in the vicinity of, the Leiter Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek acreage.  This project is also in the early implementation stage with 22 wells in which we have participation drilled to various depths as of March 1, 2007.  Of these, seven have been completed, but are not yet connected to a gathering system.  The operator is developing plans to include these 22 wells in expanded production pilot projects, which are then expected to be followed by full development of the related areas. We do not currently have the financial resources to develop this property.

Powder River Basin – Montana This project consists of 12.5% and 25% non-operated working interests in certain oil and gas leases covering approximately 173,600 gross acres in the Powder River Basin area of Montana

The primary geologic target associated in the acreage is natural gas from shallow coal beds located at depths of 200 feet to 2,500 feet.  Multiple coal seams are present in this prospect area, with a total coal thickness of approximately 100 feet.  There are several surface structures and faults in the prospect area that were mapped by the U.S. Geological Survey and the Montana Bureau of Mines.  We expect these structural features to enhance the CBM gas production.  Data used in defining the prospect area was taken from these agencies, as well as information from abandoned deeper oil and gas wells drilled in the area.  CBM gas production has been established approximately six miles south of the area where cumulative production to date is about 20 billion cubic feet of natural gas.

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

On June 1, 2005 Pannonian, entered into a farmout agreement with Falcon Oil & Gas Ltd., a related party because its President, Marc A. Bruner is a related party (see Item 13), to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin.  The farmout agreement called for the assignment of the concession and a 75% working interest in the concession area to Falcon; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon.  In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.  The assignment of the Concession from Pannonian to Falcon was subject to Romanian government approval, as well as other regulatory approvals, all of which have been obtained.  Pannonian initially acted as Falcon's contract operator during drilling on the first Jiu Valley well.

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

Pannonian has applied for a concession on an additional 120,000 acres in Romania known as the Anina Block.  Such application is still pending as of March 15, 2007. If the concession is granted, Pannonian will have a 25% interest and Falcon will have a 75% interest.   All of the costs related to the concession application are being borne by Falcon.

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

	For the fiscal year ended November 30, 2006	For the fiscal year ended November 30, 2005
Production Data:
Natural gas (Mcf)	210,439	211,481
Oil (Bbls)	--	--
Average Prices:
Natural gas (per Mcf)	$5.68	$6.13
Oil (per Bbl)	--	--
Production Costs:
Natural gas (per Mcf)	$3.71	$4.56
Oil (per Bbl)	--	--

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

	Producing Gas Wells
	Gross	Net
Producing gas wells	71	53.58
Shut-in gas wells	99	91.18
Wells in various stages of completion and water disposal wells	75	64.05
Total	245	208.81

Estimated Proved Oil and Gas Reserves

We recognized our first proved reserves during the year ended November 30, 2005.  The proved reserves are located in the Glasgow and West Recluse Prospects on the eastern side of the Powder River Basin and in one well in the Piceance Basin in northwestern Colorado.  Gustavson Associates, LLC, an independent petroleum engineering firm, estimated proved reserves as summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission.  Estimated values of proved reserves were computed using prices in effect at November 30, 2006 of $6.86/Mcf and $59.36/bbl.  Due to the Company’s current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below.

Estimated proved reserves as on November 30, 2006:

Oil (bbls)	Gas (Mcf)	Estimated Future Net Revenues	Estimated Future Net Revenues Discounted at 10%
320	1,005,421	$3,475,680	$2,743,072

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

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Wyoming	84,209	36,072	7,920	7,570
Montana	172,956	26,164	720	90
East Texas	1,560	1,560	0	0
Colorado	11,976	1,379	1,640	190
Romania	21,538	5,385	0	0
Germany	149,000	44,700	0	0
Total	441,239	115,260	10,280	7,850

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years.  Our acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

	Expiring through 11/30/07		Expiring through 11/30/08		Expiring through 11/30/09
	Gross	Net	Gross	Net	Gross	Net
Wyoming	920	844	1,980	322	1,762	1,522
Montana	11,002	2,805	45,985	5,748	6,163	770
East Texas	1,507	1,507	53	53	--	--
Colorado	339	56	6,269	841	5,248	452
Romania	--	--	--	--	--	--
Germany	--	--	--	--	--	--
Total	13,768	5,212	54,287	6,964	13,173	2,744

Drilling Activity

The following table sets forth our drilling activity during the years ended November 30, 2006, 2005 and 2004.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	5	0.8	23	6.2	135	119.4
Dry	1	0.2	-0-	-0-	-0-	-0-

Development wells:
Productive	3	3	-0-	-0-	-0-	-0-
Dry	0	0	-0-	-0-	-0-	-0-

Total wells	9	4	23	6.2	135	119.4

Office Space

Our principal executive offices are located at 1331 – 17th Street, Suite 1050, Denver, Colorado, where we lease approximately 5,270 square feet of office space under a lease expiring April 30, 2010.

ITEM 3.           LEGAL PROCEEDINGS.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock traded on the over-the-counter bulletin board (“OTCBB”) under the symbol “GAXI” from December 10, 2001 until November 22, 2005.  Since November 23, 2005 our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol GAX.  The following tables set forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

AMEX
Fiscal Quarter Ending	High Bid	Low Bid
November 30, 2005 February 28, 2006 May 31, 2006 August 31, 2006 November 30, 2006	$1.30 $1.07 $0.90 $0.40 $0.28	$1.22 $1.01 $0.86 $0.36 $0.26

OTCBB
Fiscal Quarter Ending	High Bid	Low Bid
February 28, 2005 May 31, 2005 August 31, 2005	$1.79 $1.16 $1.06	$1.22 $1.13 $0.98

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

	Year ended November 30,
	2006	2005	2004	2003	From Inception (June 18, 2002) to November 30, 2002
Summary of Operations:
Revenue	$1,274,116	$1,538,342	$122,455	$-	$-
Lease operating costs	781,136	965,069	59,247	-	-
General & administrative expense	5,016,534	5,316,588	3,517,218	2,095,495	1,140,066
Depreciation, depletion and amortization	779,446	1,887,074	76,390	685	-
Impairment of oil and gas properties	1,328,432	5,273,795	-	-	-
Net (loss)	(26,163,107)	(24,876,200)	(9,831,104)	(2,579,595)	(1,140,066)
Net (loss) per share	(0.36)	(0.37)	(0.18)	(0.08)	(0.04)

	As of November 30,
	2006	2005	2004	2003	2002
Balance Sheet:
Working capital (deficiency)	$(19,868,880)	$(7,085,181)	$(626,108)	$1,756,776	$(1,012,916)
Cash and cash equivalents	608,180	1,328,469	10,513,847	2,239,520	41,320
Oil and gas properties, net	44,793,140	44,358,725	37,491,529	2,799,720	873,797
Total assets	47,760,258	48,459,378	49,648,165	5,655,433	954,359
Long-term debt	16,881,267	11,188,252	10,915,928	2,483,557	50,000
Stockholders’ equity	7,919,911	25,418,378	26,681,207	2,634,559	(149,897)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Liquidity and Capital Resources

Operating Activities.  For the 2006 fiscal year, we used $6,077,480 for operating activities, as compared to $5,786,772 for fiscal 2005 and $4,259,586 for fiscal 2004.  Among the larger adjustments to reconcile the net loss of $26,163,107 to net cash used by operating activities for fiscal 2006 was $10,611,349 for amortization of discount and deferred financing costs on convertible debt and $3,457,101 for finance costs incurred for the waiver of triggering event described below.  In contrast, the adjustments for fiscal 2005 to the net loss of $23,985,645 included $3,695,884 for stock issued for interest, $4,870,043 for amortization of discount and deferred financing costs on convertible debt, $2,162,597 for write-off of discount and deferred financing costs upon conversion of convertible debt, and $5,273,795 for impairment of oil and gas properties.  For fiscal 2004, we incurred a smaller net loss of $9,831,104, but also had smaller adjustments, the more significant of which included $2,085,491 for amortization of discount and deferred financing costs on convertible debt and $2,979,404 for write-off of discount and deferred financing costs upon extinguishment of convertible debt.

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

On May 31, 2005, we completed a private offering of senior secured convertible notes to essentially the same group of accredited investors that purchased our 2004 Notes and Warrants (the “May 2005 Notes”).  Gross proceeds from the offering were $10,000,000.  The May 2005 Notes are secured by a security interest in all of our assets and the domestic properties of our subsidiaries.  Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes.  The May 2005 Notes mature and are payable on May 31, 2010 (but can be redeemed by the holders after May 31, 2008) and bear interest at the prime rate plus 7.25%, adjusted and payable quarterly.  The May 2005 Notes were originally convertible into 5,319,149 shares of our common stock based on a conversion price of $1.88 per share.  In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in our domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.

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

We also obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the “PRB Sale”) to PetroHunter as described herein under Item 1. Business – Proposed Sale to PetroHunter Energy Corporation.  Such consent is required as the holders have a security interest covering these assets.  As a condition to the note holders’ consent, the PRB Sale must be completed by March 31, 2007, we must be in compliance with the Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders.  Further, we will be required to (i) pay the 2004 Notes and May 2005 Notes in full, (ii) deliver to the holders 1,000,000 of the PetroHunter shares to be received by us as part of the PRB Sale consideration and 10,000,000 shares of our common stock and (iii) retire all of our outstanding subordinated convertible debt using the consideration we receive in the PRB Sale.  Additionally, the holders and PetroHunter must enter into a suitable registration rights agreement with respect to the 1,000,000 PetroHunter shares.

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

Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable (2) Principal Interest Notes payable and accrued interest	$31,355,505 12,224,215 7,932,158	$11,855,505 4,437,161 7,932,158	$7,000,000 6,502,466 --	12,500,000 1,284,589 --	-- -- --
Office and equipment leases	366,587	103,882	217,251	45,454	--
TOTAL	$51,878,465	$24,328,706	$13,719,717	$13,830,043
___________

(1)
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

Results of Operations

Year Ended November 30, 2006 Compared to Year Ended November 30, 2005.  During the year ended November 30, 2006, revenues from natural gas sales decreased slightly to $1,194,642 from $1,297,194 the year before.  A total of 40 wells produced and sold 210,439 Mcf of natural gas in 2006, compared to 38 wells that sold 211,481 Mcf in 2005.  Average prices received for gas sold decreased to $5.68 in 2006 from $6.13 in 2005.  Lease operating and production tax expenses also decreased in 2006 to $781,136 or $3.71/Mcf, compared to $965,069 or $4.56/Mcf the year before.  This decrease reflects the effect of shutting in production of one of our Powder River Basin fields with higher operating costs, together with increased operating efficiencies achieved in the other Powder River Basin fields.  Depreciation, depletion and amortization expense (“DD&A”) of $779,446 in 2006 reflects a significant decrease from the 2005 amount, $1,887,074.  The decrease reflects lower DD&A on oil and gas properties of $461,711 or $2.19/Mcf in 2006 compared to $1,753,798 or $8.29/Mcf in 2005.  The lower DD&A reflects a much lower amortization base following the impairment write-downs of $5,273,795 in 2005 and $1,328,432 in 2006.  The impairment write-downs represented the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  The decreased DD&A of oil and gas assets was partially offset by increased depreciation of ARO asset and accretion of our ARO in 2006 to $243,306 from  $69,914 in 2005.  This increase reflects the anticipated acceleration of the abandonment obligation of wells in the Powder River field shut in during 2006

For the year ended, 2006 and 2005, we incurred general and administrative expenses of $5,016,534 and $5,316,588, respectively, as summarized below:

	2006	2005
Stock based compensation	$1,525,752	$167,137
Salaries and benefits	940,803	1,040,138
Professional and consulting fees	281,707	1,216,186
Investor relations	814,745	746,804
Legal	480,607	631,921
Travel and entertainment	99,960	473,238
Office lease and expenses	213,008	294,140
Audit and accounting	275,287	224,403
Directors fees	198,774	196,000
Prospect generation, maintenance and presentation	29,716	191,193
Insurance and other	156,174	135,428
Total	$5,016,534	$5,316,588

Significant year-to-year variances include: - on all these you should be more spefic as to why the $ change -
•
Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us on December 1, 2005.  The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

•
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
•
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

•
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

•
Lower legal fees in 2006 reflects our effort to reduce G&A overall ($30,000) less new venture activity in 2006 requiring legal advice, as compared to the 2005 period when we were negotiating new contracts and  entering into new ventures in the Piceance Basin ($35,000), and Germany and Romania ($60,000).

•
Lower travel and entertainment costs in 2006 also reflect the reduction of new venture activity and less travel associated with new financing arrangements as compared to 2005 when we were in negotiations for two debt financings.

•
Lower office expenses in 2006 reflect the full year effect the closing of our Miami, Florida office in fiscal 2005 ($60,000), the closing of our Casper, Wyoming office in mid 2006 ($3,000) and reduced costs in our Denver office as a result of reduced staffing ($18,000).

•
Increased audit and accounting expenses in 2006 primarily reflect additional fees paid for outsourced accounting services ($50,000) necessary to accommodate the increase in oil and gas operational activity, together with higher audit fees required to review such activity.

•	Lower prospect generation, maintenance and presentation fees in 2006 reflect the fact we successfully marketed our German and Romanian projects in 2005 and had no such activity in 2006.

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

	2006	2005
Interest on outstanding debt	$4,858,276	$3,811,005
Amortization of discount	10,300,875	3,811,970
Amortization of deferred finance costs	310,474	1,058,072
Discount on shares issued upon conversion of principal and interest at below market rates	545.563	1,074,428
Liquidated damages on failure to timely register shares and fees paid to extend note	75,000	326,680
Write-off of unamortized discount and deferred financing costs upon issuance of new debt	3,457,101	3,053,152
Total	$19,547,289	$13,135,307

Significant year-to-year variances include:
•
Higher interest on outstanding debt in 2006 compared to 2005 reflects the full year effect of the March 2005 and May 2005 convertible notes issuances, coupled with higher interest rates on all debt in 2006.

•
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

•
Lower amortization of discount in 2006 reflects reduced deferred finance cost balance to be amortized following the extinguishment of existing debt and write-off of existing deferred finance costs effective November 30, 2005.

•	Lower discount on shares issued reflects reduced amount of debt and interest converted in 2006 ($4.8 million) compared to 2005 ($8.7 million)
•	Liquidated damages and extension - in 2005 we incurred $226,680 of liquidated damages for failure to timely register shares for resale. No such damages were incurred in 2006.
•
The write-off of unamortized discount and deferred finance costs as a result of the extinguishment of existing debt and the reissue of new debt was not was recorded in 2005.  No such expense was incurred in 2006.

•
The write off of unamortized discount and deferred financing costs upon issuance of new debt in 2006 relates to the extinguishment of the existing 2004 Notes and May 2005 Notes and issuance of new debt effective November 29, 2006.  The 2005 amount relates to the extinguishment of the existing 2004 Notes and March 2005 Notes and issuance of new debt effective November 30, 2005.

Year Ended November 30, 2005 Compared to Year Ended November 30, 2004.  During the year ended November 30, 2005, revenues from natural gas sales increased to $1,297,194 from $122,455 the year before.  A total of 38 wells produced and sold 211,481 Mcf of natural gas in 2005, compared to 15 wells that sold 26,247 Mcf in 2004.  Average prices received for gas sold increased to $6.13 in 2005 from $4.67 in 2004.  Lease operating and production tax expenses also increased in 2005 to $965,069 or $4.56/Mcf, compared to $59,247 or $2.26/Mcf the year before.  This increase reflects both an overall escalation of operating costs throughout the oilfield and the costs associated with remedial work undertaken in our producing fields to maintain and boost production.  Depreciation, depletion and amortization expense (“DD&A”) of $1,887,074 in 2005 reflects a significant increase from the 2004 amount, $76,390.  The increase is attributable primarily to DD&A on oil and gas properties increasing to $1,753,798 or $8.29/Mcf in 2005 compared to $47,944 or$1.83/Mcf in 2004.  Our increased DD&A reflects a much higher amortization base in 2005 including over $5 million of costs associated with impaired properties transferred into the amortization base in 2005.  We also recognized impairment of oil and gas properties of $5,273,795 representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.

For the year ended, 2005 and 2004, we incurred general and administrative expenses of $5,316,588 and $3,517,218, respectively, as summarized below:

	2005	2006
Salaries and benefits	$ 1,040,138	$583,141
Professional and consulting fees	1,216,186	568,789
Investor relations	746,804	537,090
Legal	631,921	581,393
Travel and entertainment	473,238	447,202
Office lease and expenses	294,140	228,703
Audit and accounting	224,403	147,769
Directors fees	196,000	180,395
Prospect generation, maintenance and presentation	191,193	111,836
Insurance and other	135,428	96,749
Stock based compensation	167,137	34.151
Total	$ 5,316,588	$ 3,517,218

Significant year-to-year variances include:
•	Salaries and wages – Increase reflects the full year effect of staff and salary increases effective in mid-2004. Full time equivalent employee months increased from 67 in 2004 to 115 in 2005,
•
Professional and consulting fees - 2005 expense includes $732,687 recorded as consulting fees representing the fair value of the overriding royalty interest assigned to a consultant in 2005.  We had no such costs in 2004.

•
Investor relations – Increase in 2005 compared to 2004 reflects the Company’s increasing efforts to attract and retain investor interest in the Company’s equity.  The efforts included numerous presentations to the investment community and consulting contracts with investor relations specialists.

•
Office lease and expenses - 2005 increase reflects higher office rent expense for a portion of the year following the relocation to a larger space in mid 2005 and increased supply, communications and IT costs associated with the expansion of the operation during the year,

•
Audit and accounting expense - Increase in 2005 reflects increased audit requirements associated with higher level of operational activity, consulting costs associated with our Sarbanes-Oxley compliance readiness program and other technical accounting issues, and costs associated with accountants review of registration statements related to convertible notes offerings during the year

•	Director fee increase in 2005 reflects higher rates of compensation for the entire year in 2005 compared to only eight months of 2004.
•
Prospect generation, maintenance and presentation – Increase in 2005 compared to 2004 primarily reflects additional efforts spend on preparing and marketing the Germany and Romania projects to industry partners.

•	Insurance and other – 2005 increase reflects higher director and officer insurance compared to 2004.

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

	2005	2004
Interest on outstanding debt	$ 3,811,005	$ 848,107
Amortization of discount	3,811,970	4,180,240
Amortization of deferred finance costs	1,058,072	884,703
Discount on shares issued upon conversion of principal and interest at below market rates	1,074,428	-
Liquidated damages on failure to timely register shares and fees paid to extend note	326,680	439,050
Writeoff of unamortized discount and deferred financing costs upon issuance of new debt	3,053,152
Total	$ 13,135,307	$ 6,352,100

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

Recent Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December  31, 2006, the guidance in the FSP is effective  January 1, 2006 for us.  We do not believe that this FSP will have a material impact on our financial position or results from operations.

Recent Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December  31, 2006, the guidance in the FSP is effective  January 1, 2006 for us.  We do not believe that this FSP will have a material impact on our financial position or results from operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No.  D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form.  We do not believe that our financial position, results of operations or cash flows will be impacted by SFAS No. 155 as we do not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  We will be required to adopt FIN 48 for the fiscal year ended November 30, 2008.  We are reviewing and evaluating the effect, if any, of adopting FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value  Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged.  We are currently  evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for us on December 1, 2006.  We do not believe SAB 108 will have a material impact on our financial position or results from operations.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are:

Name	Age	Position
Marc E. Bruner	33	President and Director
Christopher Hardesty	62	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Cecil D. Gritz	63	Chief Operating Officer and Director
Richard E. Kurtenbach	51	Vice President – Administration and Controller
Nathan C. Collins	72	Director
Dr. James M. Edwards	60	Director
Robert Thomas Fetters, Jr.	67	Director
Ronald P. Trout	67	Director

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Marc E. Bruner, President and Director

Marc E. Bruner became our President and director upon the acquisition of Dolphin in November 2002.  He had served as president of Dolphin since June 2002.  From September 1999 to June 2002, he worked as an investment banker and analyst for Resource Venture Management AG, a Swiss-based energy sector consulting firm, and a related party.  Mr. Bruner holds a B.S. degree in accounting from the University of Notre Dame.  Mr. Bruner devotes all of his working time to the business of the company.  Mr. Bruner is the son of Marc A. Bruner, the company’s founder and largest shareholder.

Christopher Hardesty, Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Effective July 27, 2005, Christopher S. Hardesty, who served as Secretary of the Company since June 21, 2005, was appointed to the additional positions of Senior Vice President, Chief Financial Officer and Treasurer of Galaxy Energy Corporation.  He had served as the Company’s Director of Corporate Finance since October 2004.  He received an MBA from the Wharton School of the University of Pennsylvania in May 1972.  During his career, Mr. Hardesty has served as Supply and Food Service Officer aboard two U.S. Navy nuclear submarines, Treasurer of Esso Caribbean, Vice President and Treasurer of Newmont Mining Corporation, Chief Financial Officer of Newmont Gold Company, Chief Financial Officer of DEKALB Energy Company, and Chief Financial Officer of Presidio Oil Company.  Mr. Hardesty served as Treasurer of Pameco Corporation, a private, venture capital-owned, turnaround company in the heating, ventilation and air conditioning (HIVAC) industry from October 2000 to July 15, 2003.  Mr. Hardesty was one of the founders, in May 1996, of Sys.Test Labs, LLC, a private, Denver-based company providing software testing services to private companies and government entities at the federal, state and local level.  He has served as Chief Financial Officer of Sys.Test Labs since the time of its founding, working full time in that role during the period from July 2003 until October 2004 and at various times prior to October 2000.  None of these organizations is related to the Company.  Mr. Hardesty devotes all of his working time to the business of Galaxy.

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

Richard E. Kurtenbach, Vice President – Administration and Controller

Richard E. Kurtenbach became our Vice President – Administration and Controller in April 2004, after having worked for us on a part-time basis since January 2004.  He has over 25 years of experience in domestic and international oil and gas operations and auditing.  From May 2003 to January 2004, he was an accounting supervisor with respect to the Powder River business unit for Marathon Oil Company, with responsibility for the preparation and analytical review of monthly and quarterly financial statements for local management and corporate consolidation purposes.  He was the finance and administration manager for Hilton Petroleum, Inc./STB Energy, Inc. from March 1998 to January 2001.  He provided management of all financial, administrative and accounting functions for these companies that were U.S. subsidiaries of a Canadian publicly traded company.  Between his employment with Marathon Oil and Hilton/STB, he was self-employed as a financial, accounting, auditing, tax, and administrative consultant.  Mr. Kurtenbach received a bachelor of science degree in accounting from Illinois State University and is licensed as a certified public accountant in Illinois and Colorado (inactive status).

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

Robert Thomas Fetters, Jr., Director

Robert Thomas Fetters, Jr. became a director in March 2004.  He began his career in the oil and gas industry in 1966 when he joined Exxon, USA (then known as Humble Oil and Refining).  He served in various capacities including exploration, production, and research management and as exploration planning manager.  Internationally, he held positions as chief geologist for Esso Production Malaysia and exploration manager for Esso Australia.  In 1983, Mr. Fetters joined Consolidated Natural Gas, serving as the president and CEO of its subsidiary, CNG Producing Company, from 1984 to 1989.  From 1990 to 1995, he was the president of exploration and production for the Exploration Company of Louisiana, and from 1995 to 1997, he was the senior vice president of operations for National Energy Group in Dallas, Texas.  In 1997, Mr. Fetters co-founded Beta Oil and Gas, Inc., based in Houston, Texas, and served as its managing director of exploration to September 2002.  He continued to act as a consultant to Beta Oil and Gas after leaving his position to December 2002.  In January 2003, he co-found Delta Resources, LLC, Houston, Texas, which was formed specifically to utilize leading edge technology in oil and gas exploration.  He continues to serve as Delta’s CEO and a director.  In January 2003, he also co-founded Alliance Oil & Gas Company, LLC, Houston, Texas, which is principally involved in oil and gas acquisitions.  He continues to serve as Alliance’s chairman and a director.  Since January 2004, Mr. Fetters has served as the president of Waveland Energy Partners, LLC, of Irvine, California.  He holds both a bachelor’s and master’s degree in geology from the University of Tennessee.

Ronald P. Trout, Director

Ronald P. Trout became a director in November 2006. Mr. Trout is a former senior vice president and was one of the founding partners of Hourglass Capital Management, Inc., a Texas-based investment management company.  While at Hourglass, he had primary research responsibility for various sectors of the stock market including machinery, insurance, utilities, and energy.  Mr. Trout retired from Hourglass in April 2001.  Prior to the formation of Hourglass, he was the senior vice president of Mercantile Securities Corp., the trust investment arm of Mercantile Bank.Mr. Trout has been a Chartered Financial Analyst (CFA) since 1974.  He is a current member of the Dallas Association of Investment Analysts and the past president of the Oklahoma Chapter of Investment Analysts.  Mr. Trout received bachelor of science and master of science degrees from the University of Missouri with a major in Finance.

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

The Compensation Committee currently consists of Messrs., Edwards, Fetters, and Collins.  The Compensation Committee is responsible for administering and granting awards under all equity incentive plans; reviewing the compensation of the our chief executive officer and recommendations of the chief executive officer as to appropriate compensation for the other executive officers and key personnel; and examining periodically the company’s general compensation structure.

The Nominating Committee currently consists of Messrs. Edwards and Fetters.  The Nominating Committee assists the board in identifying qualified individuals to become directors, recommends to the board qualified director nominees for election at the stockholders’ annual meeting, determines membership on the board committees, recommends a set of Corporate Governance Guidelines, oversees annual self-evaluations by the board and self-evaluates itself annually, and reports annually to the board on the chief executive officer succession plan.

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

Director Nomination Process

Security holders may recommend nominees to our board of directors by submitting such recommendations no later than 120 days before the one-year anniversary of the date on which the proxy statement related to the most recent annual meeting was first mailed to security holders, to the attention of our chief executive officer at our corporate headquarters.  The Nominating Committee charter specifies that it shall treat recommendations for director that are received from the company’s security holders equally with recommendations received from any other source, so long as such recommendations are submitted as described in this paragraph.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Annual Compensation				Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Marc E. Bruner President (1)	2006 2005 2004	$120,000 $120,000 $108,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 100,000 (2) 750,000 (2)	-0- -0- -0-	-0- -0- -0-
Cecil Gritz, Chief Operating Officer	2006 2005 2004	$110,000 $110,000 $104,450	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 100,000 (2) 625,000 (2)	-0- -0- -0-	-0- -0- -0-
Christopher Hardesty Chief Financial Officer	2006 2005	$100,000 $100,000	-0- -0-	-0- -0-	-0- -0-	-0- 300,000 (2)	-0- -0-	-0- -0-
Richard Kurtenbach Vice President, Chief Accounting Officer	2006 2005	$108,000 $108,000	$25,000	-0-	-0-	-0- 75,000 (2)	-0- -0-	-0- -0-

(1)           Mr. Bruner has been the President since November 13, 2002.
(2)           These stock options vest in equal amounts quarterly over a five-year period.

No stock options were granted during the year ended November 30, 2006 to the executive officers named in the above table.  No options have been exercised by any of our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Marc E. Bruner	-0-	-0-	452,500/397,500	-0-/-0-
Cecil Gritz	-0-	-0-	383,750/341,250	-0-/-0-
Christopher Hardesty	-0-	-0-	120,000/180,000	-0-/-0-
Richard Kurtenbach	-0-	-0-	236,250/213,750	-0-/-0-

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

Report of the Compensation Committee of the Company

The Compensation Committee of the board of directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for our executive officers.  The Compensation Committee for the year ended November 30, 2006 was composed of Messrs. Edwards, Fetters, Collins, and Trout none of whom is employed by the company or any of its subsidiaries.  The Compensation Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options.  The Compensation Committee’s compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of the company.  The current executive compensation consists of base salary, potential cash bonus awards and long-term incentive opportunities in the form of stock options.  Although the Compensation Committee has not adopted a formal compensation plan, executive compensation is reviewed by the Compensation Committee and is set for individual executive officers based on subjective evaluations of each individual’s performance, the company’s performance, and a comparison to salary ranges for similar positions in other companies within the oil and gas industry.  The goal of the Compensation Committee is to ensure that the company retains qualified executives and whose financial interests are aligned with those of the shareholders.

Base Salaries.  The base salary for each executive officer is determined based on the individual’s performance, industry experience and the compensation levels of industry competitors.  The Compensation Committee reviews various surveys and publicly filed documents to determine comparable salary levels within the industry.

Potential Cash Bonus Awards.   The Compensation Committee does not currently have a formal cash bonus plan.  Cash bonuses may be awarded from time to time for exceptional effort and performance.  The Compensation Committee considers the achievements of the company to determine the level of the cash bonus, if any, to be awarded.  The Compensation Committee focuses the earnings of the company, the return on stockholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects of the company to determine the level of bonus awards, if any.

Stock Options.  The Compensation Committee utilizes stock option awards as a method of aligning the executives’ interests with those of the stockholders by giving the key employees a direct stake in the performance of the company.  The Compensation Committee uses the same criteria described above to determine the level of stock option awards.  During fiscal 2006, 2005 and 2004, the Company granted common stock options to the Company’s employees, consultants and directors in the amounts of 240,000, 975,000 and 3,500,000, respectively.  In April 2004, 60,000 of the 2004 options were relinquished.

Compensation of the Chief Executive Officer.  During the year ended November 30, 2006, Marc E. Bruner, President and Chief Executive Officer received total compensation of $120,000 in salary and no cash bonus.  The Compensation Committee considered the factors described above to determine that the compensation paid to Mr. Bruner during 2006 was appropriate.  The foregoing report is made by the Compensation Committee of the company’s board of directors.

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

Total Return Analysis
	11/13/2002	11/30/2002	11/30/2003	11/30/2004	11/30/2005	11/30/2006
Galaxy Energy Corporation	$ 100.00	$ 85.82	$ 170.90	$ 105.22	$ 92.00	$ 19.29
S&P SC Energy Index	$ 100.00	$ 115.39	$ 152.21	$ 270.66	$ 389.64	$ 489.72
AMEX Composite	$ 100.00	$ 99.71	$ 134.73	$ 172.51	$ 248.34	$ 304.09
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

Unless otherwise expressly provided in any option agreement, the unexercised portion of any option granted to an optionee shall automatically terminate one year after the date on which the optionee’s employment or service is terminated for any reason, other than by reason of cause, voluntary termination of employment or service by the optionee, or the optionee’s death.  Options shall terminate immediately upon the termination of an optionee’s employment for cause or 30 days after the voluntary termination of employment or service by the optionee.  If an optionee’s employment or consulting relationship terminates as a result of his or her death, then all options he or she could have exercised at the date of death, or would have been able to exercise within the following year if the employment or consulting relationship had continued, may be exercised within the one year period following the optionee’s death by his or her estate or by the person who acquired the exercise right by bequest or inheritance.

Options granted under the plan are not transferable other than by will or the laws of descent and distribution and may be exercised during the optionee’s lifetime only by the optionee, except that a non-statutory stock option may be transferred to a family member or trust for the benefit of a family member if the committee’s prior written consent is obtained.

We have the right to redeem any shares issued to any optionee upon exercise of the option granted under the plan immediately upon the termination of optionee’s employment or service arising from disability, the death of the optionee, the voluntary termination of employment or services of the optionee, or the termination of employment or services of the optionee for cause.  The redemption price is the fair market value of the shares on the date of the event of redemption.

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

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of January 19, 2007:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	11,701,799 (3)	14.1%

Resource Venture Management 29 Blauenweg Metzerlen, Switzerland 4116	4,899,525	5.9%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Bruner Group, LLP 1775 Sherman Street #1375 Denver, Colorado 80203	4,500,000	5.4%

Marc E. Bruner	2,000,000 (4)	2.4%

Cecil D. Gritz	425,000 (5)	*

Dr. James Edwards	300,000 (6)	*

Richard E. Kurtenbach	262,500 (7)	*

Robert Thomas Fetters, Jr.	240,000 (8)	*

Nathan C. Collins	240,000 (8)	*

Christopher S. Hardesty	166,000 (9)	*

Ronald P. Trout	60,000 (10)	*

All officers and directors as a group (9 persons)	3,693,500 (11)	4.4%

*less than one percent (1%)
_________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
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

(3)
Included in Mr. Bruner’s share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP.  Mr. Bruner is a control person of both these entities.  Also included in Mr. Bruner’s share ownership are 203,390 shares issuable upon exercise of warrants.

(4)           Includes 500,000 shares issuable upon exercise of stock options.

(5)	Includes 425,000 shares issuable upon exercise of stock options.

(6)	Includes 300,000 shares issuable upon exercise of stock options.

(7)	Includes 262,500 shares issuable upon exercise of stock options.

(8)	Includes 240,000 shares issuable upon exercise of stock options.

(9)	Includes 150,000 shares issuable upon exercise of stock options.

(10)	Includes 60,000 shares issuable upon exercise of stock options.

(11)	Includes 2,177,500 shares issuable upon exercise of stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plans

At November 30, 2006, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,715,000	$2.10	1,785,000
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	4,715,000	$2.10	1,785,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Exxel Energy Corp.

On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the “Agreement”) with Apollo Energy LLC and ATEC Energy Ventures, LLC (the “Sellers”) to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow.  During the six months ended August 31, 2005 we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area.  Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties.  Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. (“Exxel”)  In exchange for the assignment of his rights and obligations to Exxel, he received a significant ownership percentage of Exxel, thereby establishing Exxel as a related party to Galaxy.

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

Falcon Oil & Gas Ltd.

In June 2005, we entered into a farmout agreement with Falcon Oil & Gas Ltd. (“Falcon”) to evaluate the 21,538-gross acre concession held by our subsidiary in the Jiu Valley Coal Basin in Romania.  Marc A. Bruner is the

Chairman of the Board, President and CEO of Falcon.  The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and a second optional well on the concession, and to pay us $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession.  We recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  We have completed the drilling of the first test well on the concession and are evaluating completion and testing operations to be undertaken.

PetroHunter Energy Corporation

During the year ended November 30, 2006, we entered into an agreement with PetroHunter Energy Corporation (“PetroHunter”) to utilize a drilling rig owned and operated by a non-related third party drilling contractor.  At January 31 2007, Marc A. Bruner was a 33.4% beneficial shareholder of PetroHunter.  The contract called for drilling costs incurred on our well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to us.  We paid PetroHunter $703,970 under this arrangement during the year ended November 30, 2007.  As of November 30, 2006, we owed PetroHunter $8,860 under the terms of the agreement.  We subsequently paid this amount to PetroHunter in January 2007.

On December 29, 2006, we entered into a Purchase and Sale Agreement (the “PSA”) with PetroHunter and its wholly owned subsidiary, PetroHunter Operating Company.  Pursuant to the PSA, we agreed to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).

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

As required by the PSA, PetroHunter made an initial earnest money payment of $2.0 million in January 2007.  In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the “Note”), payable to PetroHunter, and shall be an unsecured subordinated debt of our company, which is payable only after repayment of our senior indebtedness.

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

We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

Director Independence

For a director to be considered independent under the Listing Standards of the American Stock Exchange (“AMEX”), the board must affirmatively determine that the director has no direct or indirect material relationship with us.  The AMEX Listing Standards contain guidelines for determining whether a director should be considered independent.  These guidelines are used by the board in making determinations regarding independence. The board has determined that the following directors are independent: Dr. James Edwards, Robert Thomas Fetters, Jr., Nathan C. Collins, and Ronald P. Trout.

All of the members of our compensation, nominating, and audit committees are independent.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended November 30, 2006, Hein & Associates LLP (“Hein”) is expected to bill approximately $140,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

 For the fiscal year ended November 30, 2005, Hein billed $135,313 for the audit of our annual financial statements and its review of our Form 10-Q filings and registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2006 and 2005.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

The following documents are either filed herewith or incorporated herein by reference:

The audited consolidated financial statements of Galaxy Energy Corporation and subsidiaries as of November 30, 2006 and 2005 and for each of the three years in the period ended November 30, 2006, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements” set forth in Item 8.

Financial Statement Schedules:

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits:

Regulation S-K Number	Exhibit
2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
2.2	Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)
3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)(5)
3.3	Bylaws (3)
10.1	2003 Stock Option Plan (4)
10.2	Securities Purchase Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (6)
10.3	Form of Initial Note (6)
10.4	Form of Conditional Note (6)
10.5	Form of Common Stock Purchase Warrant (6)
10.6	Registration Rights Agreement dated August 19, 2004 between Galaxy Energy Corporation and the Buyers named therein (6)
10.7
Security Agreement dated August 19, 2004 among Galaxy Energy Corporation, Dolphin Energy Corporation, and Pannonian International, Ltd. and Promethean Asset Management L.L.C. a Delaware limited liability company, in its capacity as collateral agent for the Lender (6)

Regulation S-K Number	Exhibit
10.8
Guaranty dated August 19, 2004 by Dolphin Energy Corporation and Pannonian International, Ltd. in favor of Promethean Asset Management L.L.C. in its own behalf and in its capacity as agent for the benefit of the Buyers (6)

10.9	Form of Mortgage (6)
10.10	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (7)
10.11	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (7)
10.12	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (7)
10.13	Form of Note (7)
10.14	Form of Common Stock Purchase Warrant (7)
10.15	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (7)
10.16	Subordination Agreement (7)
10.17	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (8)
10.18	Second Amendment to Participation Agreement dated May 24, 2005 (9)
10.19	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (10)
10.20	Form of Note (10)
10.21	Form of Qualifying Issuance Warrants (10)
10.22	Form of Repurchase Warrants (10)
10.23	Form of Registration Rights Agreement (10)
10.24	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (10)
10.25	Form of Mortgage Amendment (10)
10.26	Form of Waiver and Amendment to 2004 Notes and Warrants (11)
10.27	Form of Waiver and Amendment to March 2005 Notes and Warrants (10)
10.28	Form of Conveyances of Overriding Royalty Interests (10)
10.29	Form of March 2005 Subordination Agreement (10)
10.30	Second Amendment to Lease Acquisition and Development Agreement (12)

Regulation S-K Number	Exhibit
10.31	Third Amendment to Participation Agreement dated October 4, 2005 (13)
10.32	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (14)
10.33	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (15)
10.34	Form of Debenture (15)
10.35	Form of Warrant (15)
10.36	Form of Subordination Agreement (15)
10.37	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (16)
10.38	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (17)
10.39	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (18)
10.40	Subordination Agreement dated September 28, 2006 (18)
10.41	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (19)
10.42	Subordination Agreement dated November 1, 2006 (19)
10.43	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (20)
10.44	Subordination Agreement dated November 13, 2006 (20)
10.45	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (21)
10.46	Registration Rights Agreement dated November 29, 2006 (21)
10.47	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (22)
10.48	Subordination Agreement dated November 30, 2006 (22)
10.49	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (23)
10.50	Subordination Agreement dated February 1, 2007 (23)
10.51	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (24)
10.52	Subordination Agreement dated February 26, 2007 (24)

Regulation S-K Number	Exhibit
10.53	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (25)
10.54	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (26)
10.55	April 2007 Waiver, Amendment and Agreement as to 2005 Subordinated Notes
21	Subsidiaries of the registrant (4)
23.1	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP dated March 14, 2007
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
______________

(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated December 29, 2006, filed March 1, 2007.
(3)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated August 19, 2004, filed August 20, 2004, file number 0-32237.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(8)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(9)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(11)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(13)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(14)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(15)	Incorporated by reference to the exhibit to the registrant's current report on form 8-K dated april 25, 2006, filed april 26, 2006, file number 0-32237.

(16)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(17)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(23)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(24)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(25)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(26)	Incorporated by reference to the exhibit to the registrant's annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY ENERGY CORPORATION

Date: November 29, 2007	By:	/s/ Marc E. Bruner
Marc E. Bruner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc E. Bruner	President and Director (Principal Executive Oficer)	November 29, 2007
Marc E. Bruner

/s/ Cecil D. Gritz	Chief Operating Officer and Director	November 29, 2007
Cecil D. Gritz

/s/ Christopher S. Hardesty	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	November 29, 2007
Christopher S. Hardesty

/s/ Nathan C. Collins	Director	November 29, 2007
Nathan C. Collins

Director
Dr. James M. Edwards

Director
Robert Thomas Fetters, Jr.

/s/ Ronald P. Trout	Director	November 29, 2007
Ronald P. Trout

GALAXY ENERGY CORPORATION
 (A Development Stage Company)
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
November 30, 2006 and 2005

Consolidated Statements of Operations
Years ended November 30, 2006, 2005 and 2004, and Cumulative Amounts from Inception to
November 30, 2006

Consolidated Statement of Stockholders’ Equity
Period from Inception (June 18, 2002) to November 30, 2003, and
Years ended November 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows
Years ended November 30, 2006, 2005 and 2004, and Cumulative Amounts from Inception to
November 30, 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Energy Corporation
Denver, Colorado

We have audited the consolidated balance sheets of Galaxy Energy Corporation and subsidiaries (the “Company”), a development stage company, as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2006 and for the period from inception (June 18, 2002) to November 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006 and for the period from inception (June 18, 2002) to November 30, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

HEIN& ASSOCIATES LLP

Denver, Colorado
March 14, 2007, except for the period from inception (June 18, 2002) to November 30, 2006, as included on F-4 through F-8, for which the date is November 12, 2007.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2006 and 2005

	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$608,180	$1,328,469
Accounts receivable, joint interest	60,475	744,037
Accounts receivable, joint interest, related party	923,172	32,845
Accounts receivable, other	102,800	510,196
Prepaid and other	107,236	167,513
Total Current Assets	1,801,863	2,783,060

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	10,991,945	9,991,629
Unevaluated oil and gas properties	42,767,330	41,464,395
Less accumulated depletion, amortization and impairment	(8,966,135)	(7,097,299)
	44,793,140	44,358,725

Furniture and equipment, net	121,945	194,877

Other assets
Deferred financing costs, net	565,524	721,024
Restricted investments	459,783	379,782
Other	18,003	21,910
	1,043,310	1,122,716

Total Assets	$47,760,258	$48,459,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,548,168	$1,880,290
Accounts payable - related party	64,400	99,078
Notes payable - related party	7,549,728	-
Current portion convertible notes payable, net	10,019,996	5,041,524
Notes payable	-	2,049,728
Interest payable	2,488,451	402,884
Total Current Liabilities	21,670,743	9,473,504

Non-current obligations
Convertible notes payable, net	16,308,801	10,392,434
Interest Payable	572,466	744,833
Asset retirement obligation	1,288,337	1,242,967
Total Non-current Obligations	18,169,603	12,380,234

Commitments and contingencies ( Notes 2 and 10)	-	-

Stockholders' equity
Preferred stock, $001 par value
Authorized - 25,000,000 shares
Issued - none	-	-
Common stock, $.001 par value
Authorized - 400,000,000 shares
Issued and outstanding - 81,661,968 shares
and 68,668,029 shares	81,662	68,668
Capital in excess of par value	71,537,766	64,073,382
Deficit accumulated during the development stage	(63,699,517)	(37,536,410)
Total Stockholders' Equity	7,919,911	26,605,640

Total Liabilities and Stockholders' Equity	$47,760,258	$48,459,378

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
	Year Ended	Year Ended	Year Ended	From Inception
	November 30,	November 30,	November 30,	(June 18, 2002) to
	2006	2005	2004	November 30, 2006
Revenue
Natural gas sales	$1,194,642	$1,297,194	$122,455	$2,614,291
Gain on disposition of oil and gas property	-	197,676	-	197,676
Gain on disposition of oil and gas property,
and other income, related party	79,474	43,472		122,946
	1,274,116	1,538,342	122,455	2,934,913

Costs and expenses
Lease operating expense	781,136	965,069	59,247	1,805,451
General and administrative	5,016,534	5,316,588	3,517,218	17,085,902
Impairment of oil and gas properties	1,328,432	5,273,795	-	6,667,996
Depreciation, depletion and amortization	779,446	1,887,074	76,390	2,743,595
	7,905,548	13,442,526	3,652,855	28,302,944

Other income (expense)
Interest and other income	15,614	163,291	51,396	230,301
Interest expense and financing costs	(19,547,289)	(12,244,752)	(6,352,100)	(38,561,787)
	(19,531,675)	(12,081,461)	(6,300,704)	(38,331,486)

Net Loss	$(26,163,107)	$(23,985,645)	$(9,831,104)	$(63,699,517)

Net loss per common share - basic and diluted	$(0.36)	$(0.37)	$(0.18)	$(1.21)

Weighed average number of common
shares outstanding - basic and diluted	72,094,609	64,698,889	53,488,853	52,553,620

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY
PERIOD FROM INCEPTION (June 18, 2002) TO NOVEMBER 30, 2002 AND YEARS ENDED
NOVEMBER 30, 2003, 2004, 2005 AND 2006

				Deficit
				Accumulated
			Capital	During the
	Common Stock		In Excess	Development
	Shares	Amount	Par Value	Stage

Balance, June 18, 2002 (Inception)	-	$-	$-	$-

Issuance of common stock for services
at $0.05 per share	4,000,000	4,000	196,000
Sale of common stock for cash at:
$0.001 per share	11,500,000	11,500	-
$0.02 per share	500,000	500	9,500
$0.05 per share	3,000,000	3,000	147,000
$0.34 per share	1,997,058	1,997	677,003
Recapitalization of shares issued
prior to merger	9,028,000	9,028	(69,359)
Net loss				(1,140,066)

Balance, November 30, 2002	30,025,058	30,025	960,144	(1,140,066)

Issuance of common stock for cash
at $1.00 per share	1,602,000	1,602	1,598,228
Issuance of common stock for services at:
$1.00 per share	10,000	10	9,990
$ .91 per share	60,000	60	54,540
Issuance of common stock to related party
upon conversion of outstanding debt at $1.00 per share	233,204	233	232,971
Issuance of common stock to related party
for services at $1.00 per share	90,000	90	89,910
Common stock issued to acquire subsidiary	1,951,241	1,952	(204,184)
Warrants to acquire common stock in conjunction with
convertible debenture issuance			1,285,995
Intrinsic value of debentures beneficial conversion feature			2,292,654
Net Loss				(2,579,595)

Balance, November 30, 2003	33,971,503	33,972	6,320,248	(3,719,661)

Issuance of common stock upon warrant conversion	45,763	46	26,954
Issuance of common stock for cash at $1.40 per share	2,503,571	2,504	3,502,496
Warrants issued to placement agents in connection with			157,599
common stock
Costs of offering			(1,784,448)
Issuance of common stock for oil and gas properties
at $1.40 per share	2,000,000	2,000	2,798,000
Issuance of common stock for oil and gas properties
at $1.80 per share	3,000,000	3,000	5,397,000
Issuance of common stock for cash at $1.80 per share	6,637,671	6,638	11,941,161
Warrants issued to placement agents in connection with
common stock			900,504
Costs of offering			(449,439)
Issuance of common stock upon conversion of
convertible debenture	1,525,424	1,525	898,475
Issuance of common stock for oil and gas properties
at $2.63 per share	360,000	360	946,440
Issuance of common stock upon conversion of
convertible debenture and accrued interest	8,054,364	8,054	4,744,021

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY
PERIOD FROM INCEPTION (June 18, 2002) TO NOVEMBER 30, 2002 AND YEARS ENDED
NOVEMBER 30, 2003, 2004, 2005 AND 2006

				Deficit
				Accumulated
			Capital	During the
	Common Stock		In Excess	Development
	Shares	Amount	Par Value	Stage

Issuance of common stock for cashless exercise of
placement agent warrants	719,213	719	(719)
Discount on convertible notes payable due to issuance
of detachable warrants			4,336,316
Warrants issued to placement agents in connection with
convertible notes payable			404,021
Stock based compensation costs for stock options granted
to non-employees			34,525

Net Loss			-	(9,831,104)

Balance, November 30, 2004	58,817,509	58,818	40,173,154	(13,550,765)

Issuance of common stock upon warrant
conversion	1,332,676	1,332	990,970
Issuance of common stock for cashless
exercise of warrants	577,033	577	(577)
Issuance of common stock upon conversion of
convertible notes and accrued interest	7,940,811	7,941	8,677,068
Discount on convertible notes payable due to
issuance of detachable warrants			12,902,328
Discount on issuance of common stock
below market value			1,074,428
Warrants issued to placement agents in
connection with convertible notes payable			88,874
Stock based compensation costs for stock
options granted to non-employees			167,137
Net loss				(23,985,645)

Balance, November 30, 2005	68,668,029	68,668	64,073,382	(37,536,410)
Warrants issued to placement agents in
connection with convertible notes payable			27,274
Discount on convertible notes payable due to
issuance of detachable warrants			395,986
Stock based compensation costs for stock
options granted to employees & non-employees			1,525,751
Discount on convertible notes payable due to
issuance of detachable warrants			170,555
Issuance of common stock upon conversion of
convertible notes and accrued interest	12,993,939	12,994	4,799,255
Discount on issuance of common stock
below market value			545,563
Net loss				(26,163,107)

Balance, November 30, 2006	81,661,968	$81,662	$71,537,766	$(63,699,517)

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
	Year Ended	Year Ended	Year Ended	From Inception
	November 30,	November 30,	November 30,	(June 18, 2002) to
	2006	2005	2004	November 30, 2006
Cash flows from operating activities
Net loss	$(26,163,107)	$(23,985,645)	$(9,831,104)	$(63,699,517)
Adjustments to reconcile net loss to net
cash (used) by operating activities
Stock for interest	644,549	3,695,884	12,075	4,352,508
Stock for services	-	-	-	264,600
Stock for services - related party	-	-	-	90,000
Oil and gas properties for services	-	732,687	-	732,687
Stock for debt - related party	-	-	-	233,204
Amortization of discount and deferred financing costs
on convertible debt	10,611,349	4,870,043	2,085,491	17,908,562
Finance costs incurred for waiver of triggering event	3,457,101	-	-	3,457,101
Write-off of discount and deferred financing costs
upon conversion of convertible debt	-	-	2,979,404	2,979,404
Write-off of discount and deferred financing costs
upon extiguishment of convertible debt	-	2,162,597	-	2,162,597
Compensation expense on vested stock options	1,525,752	167,137	34,521	1,727,410
Depreciation, depletion and amortization
and accretion of ARO expense	779,446	1,887,074	76,390	2,738,594
Gain on disposition of oil and gas assets	(72,713)	(197,676)	-	(270,389)
Impairment of oil and gas properties	1,328,432	5,273,795	-	6,667,996
Other	-	-	-	11,178
Changes in assets and liabilities:
Accounts payable - trade, accruals, bank overdrafts	(332,121)	454,463	(63,539)	39,658
Accounts payable - related	(34,679)	(14,679)	(46,274)	64,400
Interest payable	1,913,199	441,998	631,000	3,060,917
Accounts receivable, prepaids and other
current assets	260,908	(1,256,589)	(142,523)	(1,187,776)
Other	4,405	(17,861)	4,973	(18,443)
Net cash used by operating activities	(6,077,479)	(5,786,772)	(4,259,586)	(18,685,309)

Cash flows from investing activities
Additions to oil and gas properties	(4,145,612)	(18,873,239)	(20,266,368)	(45,425,027)
Management fees earned on operated properties	1,695,830	-	-	1,695,830
Purchase of furniture and equipment	(1,995)	(128,056)	(145,909)	(281,172)
Purchase surety bonds	(80,000)	(379,783)	-	(459,783)
Proceeds from sale of oil and gas asset	100,000	240,000	-	340,000
Advance to affiliate		-	-	(60,000)
Cash received upon recapitalization and merger		-	-	4,234
Net cash used by investing activities	(2,431,777)	(19,141,078)	(20,412,277)	(44,185,918)

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				From Inception
	Year Ended	Year Ended	Year Ended	(June 18, 2002)
	November 30, 2006	November 30, 2005	November 30, 2004	to November 30, 2006
Cash flows from financing activities
Proceeds from sale of common stock	-	-	15,452,800	17,905,300
Proceeds from sale of convertible notes payable	7,000,000	17,695,000	20,000,000	44,695,000
Proceeds from sale of convertible debentures	-	-	-	5,040,000
Proceed for sale on notes payable - related party	5,500,000			5,500,000
Proceeds from exercise of warrants	-	992,306	27,000	1,019,306
Debt and stock offering costs	(127,700)	(942,169)	(2,419,978)	(3,980,569)
Payment of convertible notes payable	(4,583,333)	(1,436,447)	-	(6,019,780)
Payment of note payable - related party	-	(15,946)	(113,632)	(129,578)
Payment of note payable		(550,272)	-	(550,272)
Net cash provided by financing activities	7,788,967	15,742,472	32,946,190	63,479,407

Net (decrease) increase in cash	(720,289)	(9,185,378)	8,274,327	608,180

Cash and cash equivalents, beginning of period	1,328,469	10,513,847	2,239,520	-
Cash and cash equivalents, end of period	$608,180	$1,328,469	$10,513,847	$608,180

Supplemental schedule of cash flow information
Cash paid for interest	$2,846,091	$1,065,442	$205,084	$4,559,284

Supplemental disclosures of non-cash investing and
financing activities
Debt incurred for oil and gas properties	$-	$-	$2,600,000	$3,646,000
Debt incurred for finance costs	$3,547,101	$-	$-	$3,547,101
Stock issued for services	$-	$-	$-	$354,600
Stock issued for interest and debt	$4,812,249	$8,685,009	$12,075	$13,742,538
Stock issued for convertible debentures	$-	$-	$5,640,000	$5,640,000
Warrants issued for offering and financing costs	$27,274	$88,874	$1,462,124	$1,685,850
Discount on convertible debt issued	$566,541	$16,538,498	$4,336,316	$14,883,630
Conversion of interest to debt	$-	$-	$-	$11,178
Stock issued for subsidiary - related	$-	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$-	$9,146,800	$9,146,800

The accompanying notes are an integral part of these financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATIONS

Galaxy Energy Corporation (“Galaxy”) was incorporated under the laws of the State of Colorado on December 17, 1999, for the purpose of acquiring and developing mineral properties.  On November 13, 2002, Galaxy completed an Agreement and Plan of Reorganization (the “Agreement”) whereby it issued 20,997,058 shares of its common stock to acquire all of the shares of Dolphin Energy Corporation (“Dolphin”), a private corporation incorporated on June 18, 2002, under the laws of the State of Nevada.  Galaxy was a public company and had no operations prior to entering into the Agreement.  Dolphin, an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States, is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7.  Dolphin is an exploration stage oil and gas company and had not earned any production revenue, nor found proved resources on any of its properties.  Dolphin’s principal activities had been raising capital through the sale of its securities and identifying and evaluating potential oil and gas properties.

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

The fair value of the assets acquired and liabilities assumed pursuant to the transaction with Dolphin are as follows:

Net cash acquired	$2,974
Liabilities assumed	(63,305)

Net liabilities assumed	$(60,331)

On June 2, 2003, Galaxy completed a Share Exchange Agreement whereby it issued 1,951,241 shares of its common stock to acquire all the shares of Pannonian International, Ltd. (“Pannonian”), a related entity.  Pannonian was a private corporation incorporated on January 18, 2000, under the laws of the State of Colorado.  The shares issued were valued at the predecessor cost of the net assets of Pannonian acquired.  As a result of the June 2, 2003 transaction, Pannonian became a wholly owned subsidiary of Galaxy.

The predecessor cost of the assets acquired and liabilities assumed pursuant to the transaction with Pannonian were:

Net cash acquired	$1,260
Undeveloped oil and gas properties	75,680
Liabilities assumed	(279,173)

Net liabilities assumed	$(202,233)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include Galaxy for the period from November 13, 2002 to November 30, 2002, and its wholly owned subsidiary, Dolphin, for the period from June 18, 2002 to November 30, 2002.  For the year ended November 30, 2003, the consolidated financial statements include Galaxy and Dolphin for the entire year and Pannonian from the effective date of the acquisition, June 2, 2003, to November 30, 2003.  For the years ended November 30, 2004, 2005 and 2006, the consolidated financial statements include Galaxy, Dolphin, and Pannonian (the “Company”).  All significant intercompany transactions have been eliminated upon consolidation.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended November 30, 2006 the Company incurred operating losses of $26,163,107 and used cash in operating activities of $6,077,479.  During the year ended November 30, 2006 the Company’s working capital deficit increased to $19,868,880 from $6,690,444, while its cash balance decreased to $608,180 from the November 30, 2005 balance of $1,328,469.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued operation is contingent upon its ability to raise additional capital through debt or equity placements or sell assets and ultimately attaining profitability from its oil and gas operations. As further discussed in Note 11 – Subsequent Events, subsequent to November 30, 2006, the Company entered into a Purchase and Sale Agreement with a related party to sell all of the Company’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  Closing of the transaction is subject to approval by the Company’s secured noteholders, approval of all matters in its discretion by the Company’s Board of Directors, the purchaser obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions.  The Company intends to use the cash proceeds to repay the senior secured convertible notes and is in negotiations with the subordinated noteholders to repay the principal and accrued interest on their notes utilizing the shares of common stock of the purchaser.  If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets.  In such an event the Company may be required to write off a portion of the carrying value and such write-off could be material.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of November 30, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Significant estimates are required for proved oil and gas reserves which, as described in Note 3 – Property and Equipment, have a material impact on the carrying value of oil and gas property.  In addition, significant estimates are required in the valuation of undeveloped oil and gas properties.  Actual results could differ from those estimates and such differences could be material.  The Company has negotiated a purchase and sale agreement with a related party to sell certain of its evaluated and unevaluated oil and gas properties.  The value at which such assets are carried on the balance sheet is supported by an independent third party appraisal of an amount approximately equal to such carrying value, and the negotiated sales price for the assets is in excess of the carrying value.  If the Company is unable to close the asset sale to the related party, those assets will be offered for sale to other potential buyers; however there is no assurance such a sale would be completed or that the Company will realize the full carrying value of the assets.  In such an event the Company may be required to write off in the near term a portion of the carrying value and such write-off could be material.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms.  Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At November 30, 2006, the Company has determined no allowance for uncollectible receivables is necessary.

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

As of November 30, 2006, based on oil and gas prices of $49.50 per barrel and $6.74 per mcf, the full cost pool exceeded the above-described ceiling by  $297,272 and the Company recorded an impairment of such amount.  As of August 31, 2006, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices of $50.00 per barrel and $5.27 per mcf and the Company recognized impairment expense of $1,031,160 during the quarter ended August 31, 2006.

As of November 30, 2005, based upon oil and gas prices of $59.35 per barrel and $6.79 per mcf, the Company recorded an impairment expense of $5,273,795 representing the excess of capitalized costs over the ceiling amount.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OIL AND GAS PROPERTIES (Continued)

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASSET RETIREMENT OBLIGATION (Continued)

The information below reflects the change in the ARO during the years ended November 30, 2006 and 2005:
	2006	2005
Balance beginning of period	$1,242,967	$713,073
Change in estimate	(161,483)	-
Liabilities incurred	42,238	481,193
Liabilities settled	-	-
Accretion	164,613	48,701
Balance end of period	$1,288,335	$1,242,967

The change in estimate during the year reflects updated plugging and restoration costs and the effect of an increase of the Company’s interest rate used to calculate the ARO.

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

INCOME TAXES

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes.”  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration and development costs on oil and gas properties, depreciation and depletion, asset retirement obligation, and amortization of discount on convertible debentures.

REVENUE RECOGNITION

We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of natural gas actually sold by the Company.  In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  We also reduce revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  Our remaining over-and under-produced gas balancing positions are considered in our proved reserves.  Gas imbalances as of November 30, 2006 and 2005 were not significant.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE BASED COMPENSATION

The Company has followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, through November 30, 2005, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements.  Additionally, the Company has recognized compensation expense in the financial statements for awards granted to consultants, which must be re-measured each period under the mark-to-market as required under EITF 96-18.  Galaxy had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation --Transition and Disclosure,” through disclosure only.

On December 1, 2005, the Company adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis.  Prior periods have not been restated.  FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  The Company is assuming no forfeitures going forward based on the Company’s historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

As of November 30, 2006, options to purchase an aggregate of 4,715,000 shares of the Company’s common stock were outstanding.  These options were granted during 2006, 2005, and 2004, to the Company’s employees, directors and consultants at exercise prices ranging from $1.00 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based employee compensation and stock-based non-employee compensation costs were $1,525,752 before tax for the year ended November 30, 2006.  These amounts were charged to operations as compensation expense.  Stock-based non-employee compensation expense granted to consultants of the Company of $167,137 was charged to operations during the year ended November 30, 2005.  There was no such expense recognized for the year ended November 30, 2006.

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation --Transition and Disclosure,” through disclosure only.  The following table illustrates the effect on net income and earnings per share for the years ended November 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Year ended November 30,
	2006	2005	2004
Expected dividend yield	--	--	--
Expected price volatility	75.51—64.34%	80.33-75.51%	84.19-80.50%
Risk free interest rate	4.25%	3.5% to 4.5%	3.5%
Expected term of options (in years)	5 years	5—6.5 years	5—6.5 years

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s receivables are comprised of oil and gas revenue receivables and joint interest billings receivable.  The amounts are due from a limited number of entities.  Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners.  The receivables are not collateralized.  However, to date the Company has had no bad debts.

SIGNIFICANT CUSTOMERS

Although the Company sells its production to only three purchasers, there are other purchasers in the areas in which the Company produces natural gas; therefore, the loss of its significant customers would not adversely affect the Company’s operations.  For the years ended November 30, 2006, 2005 and 2004, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

	2006	2005	2004
Enserco Energy Inc.	94%	82%	100%
Western Gas Resources	-	13%	-

RECLASSIFICATION

Certain amounts in the 2005 and 2004 and inception to date financial statements have been reclassified to conform to the 2006 financial statement presentation.

OFF BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of November 30, 2006, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We may enter into gas transportation commitments in the future that would give rise to off-balance sheet obligations.  The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent   obligation   to make future payments or   otherwise   transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 31, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.  The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No.  D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form.  The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The Company will be required to adopt FIN 48 for the fiscal year ended November 30, 2008.  The Company is reviewing and evaluating the effect, if any, of adopting FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission  (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for the Company on December 1, 2006.  The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

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

In 2005 the Company entered into an exploration project in the Piceance Basin of northwestern Colorado, acquiring prospective acreage, evaluating and planning for an exploratory drilling program.  In 2006 the Company, as operator, drilled four wells and participated as non-operator in the drilling of four additional wells in the Piceance basin.  As of November 30, 2006, three of the Company’s operated wells are shut in pending completion operations and three of the non-operated wells have commenced production of natural gas, condensate and other hydrocarbon liquids.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

Romania Cost Center

In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with a related party whose President is a significant shareholder of the Company (Falcon Oil &Gas or “Falcon”) to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania.  This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the “Concession”).  The farmout agreement call for the assignment of the Concession to Falcon; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon.  In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.  The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  The first test well on the property, in which the Company has a carried interest, has been completed.  Based upon results of the drilling operations, the partners in the project have determined to commence completion and testing operations.  As of November 30 2006, the Company and Falcon are planning the completion program for the first well and the drilling of a second well to be carried out in 2007.  Following the recognition of the gain on farmout, the Company’s balance sheet reflects no capitalized oil and gas costs for the Romanian cost center.

ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS INCURRED

The following table presents information regarding the Company’s net costs incurred in the purchase of unevaluated properties and in exploration and developments activities:

	For the Years Ended November 30,
	2006	2005	2004
Acquisition of unevaluated properties	$374,756	$8,051,122	$19,365,549
Exploration costs
United States	3,607,563	9,613,262	14,645,548
Europe	-	-	18,675
Development costs	163,292	499,945	-
Oil and gas expenditures	4,145,611	18,164,329	34,029,772

Asset retirement obligations	42,238	481,193	710,731
	$4,187,849	$18,645,522	$34,740,503

During the year ended 2006, the Company recorded $1,695,830 in management fees from Exxel, a related party, in connection with the development of the Piceance property.  These amounts were recorded as a reduction to related exploration costs incurred by the Company.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

EVALUATED PROPERTIES

During 2005 the Company recognized its first proved reserves.  The Company reclassified the accumulated capitalized costs associated with the properties with reserves to evaluated properties and added the costs to the full cost pool amortization base.  For the years ended November 30, 2006 and 2005, depreciation, depletion and amortization expense recorded for the United States cost center was $2.19 and $8.29 per MCF, respectively.  The Company recognized impairment expense of $1,328,432 in 2006 and $5,273,795 in 2005, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.  The Company has identified certain oil and gas properties which it intends to sell, and has negotiated a purchase and sale agreement with a related party to dispose of those assets.  All evaluated properties are included in those assets to be sold.  These assets accounted for a significant portion of the Company’s oil and gas sales revenues recorded in the years ended November 30, 2006, 2005 and 2004.  There is no assurance that the related party sale or any other asset sale will be completed or that the Company will realize the full net book value of the assets.  The Company will continue to evaluate the value of assets held for sale on a quarterly basis as new information becomes available and should impairment of such assets be determined appropriate, the Company may be required to write off a portion of the carrying value and such write-off could be material

The table below represents movements of costs within the United States evaluated properties full cost pool and accumulated depreciation, depletion, amortization and impairment for the years ended November 30, 2006, 2005 and 2004:

	2006	2005	2004
Full Cost Pool - Evaluated Properties
Balance beginning of period	$9,991,629	$-	$-
Properties with proved reserves	204,525	4,640,738	-
Reclassification of impaired, unevaluated
properties	473,265	5,055,320	-
Asset retirement obligation	322,526	295,571	-
Balance end of period	$10,991,945	$9,991,629	$-

Depreciation, Depletion, Amortization
and Impairment
Balance beginning of period	$7,097,299	$48,394.00	$-
Depreciation, depletion and amortization	540,404	1,775,110	48,394
Impairment of oil and gas properties	1,328,432	5,273,795	-
Balance end of period	$8,966,135	$7,097,299	$48,394

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

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

At November 30, the Company’s unevaluated properties in the United States and European costs centers properties consist of acquisition costs, exploration and development costs in the following areas:

	2006	2005	2004
United States Cost Center
Powder River Basin
Wyoming	$33,225,926	$31,071,223	$32,280,054
Montana	2,064,659	1,974,470	3,724,593
Piceance Basin
Colorado	7,022,463	7,022,099
Other
Texas	-	473,265	739,336
ARO Asset and other	454,282	896,052	710,031
	42,767,330	41,437,109	37,454,014

German Cost Center	-	-	42,234

Romania Cost Center	-	27,286	43,585
Total Unevaluated Properties	$42,767,330	$41,464,395	$37,539,833

Based upon the stage of development of the projects, the Company’s leasehold position and geological interpretations, each prospect meets the requirements for continued capitalization and classification as exploratory in accordance with the full cost rules and FASB Staff Position No.  FAS 19-1, “Accounting for Suspended Well Costs.”  In addition, the value of the Powder River Basin assets which the Company plans to sell is supported by an independent third party expert appraisal.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

The following table shows by date incurred the unevaluated oil and gas property costs (net of transfers to the full cost pool, to assets held for sale, cost recoveries and sales proceeds)

Net Costs Incurred During Periods Ended
November 30, 2006	$2,095,726
November 30, 2005	17,870,729
November 30, 2004	21,734,634
November 30, 2003	603,991
November 30, 2002	462,250
$42,767,330

ASSETS IDENTIFIED FOR SALE

Included in evaluated and unevaluated properties is $36,749,568 of costs associated with the properties underlying the PSA with PetroHunter (see Note 11).  Substantially all of the Company’s oil and gas revenues and lease operating expenses are associated with these properties.

FURNITURE AND EQUIPMENT

At November 30, 2006 and 2005, furniture and equipment is as follows:

	2006	2005
Furniture and equipment	$280,429	$279,178
Less accumulated depreciation	(158,484)	(84,301)
	$121,945	$196,882

NOTE 4 - NOTES PAYABLE

RELATED PARTIES

During the year ended November 30, 2006 the Company issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Family Trust UTD March 28, 2005, (the “Bruner Trust”) a related party. One of the trustees of the Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the president and a director of the company.  Interest accrues at the rate of 8% per annum and the note matures as summarized below or the time at which the registrant’s senior indebtedness has been paid in full.  In October 2006, the remaining balance of promissory note originally issued to DAR LLC, together with accrued interest, was acquired by the Bruner Trust.  The note, in the amount of $2,049,728 accrues interest at the rate of 12% per annum and is due on December 1, 2006.  Subsequent to November 30, 2006, the Company and the Bruner trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until June 30, 2007.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (continued)

At November 30, 2006 notes payable to the Bruner Trust are as follows:

Issue Date	Due Date	Amount
September 28, 2006	January 26, 2007	$2,500,000
November 1, 2006	March 1, 2007	1,000,000
November 13, 2006	March 13, 2007	500,000
November 30, 2006	March 30, 2007	1,500,000
January 14, 2004	December 1, 2006	2,049,728
		$7,549,728

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

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

On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments,” the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $957,101 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $663,002 as a discount to the Notes.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

MAY 2005 NOTES (Continued)

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

At November 30, 2006and 2005 convertible notes consist of the following:

	As of November 30,
	2006	2005
2004 Notes	$4,160,505	$12,500,000
Less unamortized discount	(663,002)	(7,675,920)
March 2005 Notes	7,695,000	7,695,000
Less unamortized discount	(1,172,506)	(3,543,431)
May 2005 Notes	12,500,000	10,000,000
Less unamortized discount	(2,750,577)	(3,541,691)
April 2006 Notes	4,500,000	-
Less unamortized discount	(300,671)	-
June 2006 Notes	2,500,000	-
Less unamortized discount	(139,951)	-
	26,328,798	15,433,958
Less current portion, net	(10,019,996)	(5,041,524)
long term portion, net	$16,308,801	$10,392,434

Total principal payments due in the next twelve months for the notes listed above are $11,855,505.  If the Company’s common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

At November 30, 2006 the Company’s debt maturity schedule, including related party debt is as follows:

2007	$19,405,233
2008	4,500,000
2009	2,500,000
2010	12,500,000
$38,905,233

NOTE 6 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the year ended November 30, 2006, the Company issued shares of its common stock as follows:
•
12,993,939 shares issued Holders of Senior Secured Convertible Notes in connection with the conversion of $4,812,248 of principal and accrued interest at various conversion rates, ranging from $0.28 to $0.60 per share.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK (Continued)

During the year ended November 30, 2005, the Company issued shares of its common stock as follows:
•	305,656 shares issued in conjunction with the cashless exercise of 508,475 Series “A” warrants associated with the convertible debentures dated September 24, 2003.
•	271,377 shares issued in conjunction with the cashless exercise of 508,475 Series “B” warrants associated with the convertible debentures dated October 3, 2003
•	1,332,676 shares for $992,302 cash for the exercise of 1,332,676 of warrants at exercise prices ranging from $0.71 to $1.54 per share.
•
7,940,811 shares issued to Holders of Senior Secured Convertible Notes in connection with the conversion of $8,685,009 of principal and accrued interest at various conversion rates, ranging from $0.90 to $1.55 per share.

During the year ended November 30, 2004, the Company issued shares of its common stock as follows:
•	45,763 shares for $27,000 cash for the exercise 45,763 warrants at an exercise price of $0.59 per share
•	2,503,571 shares for cash at $1.40 per share
•	2,000,000 shares for partial consideration of acquired oil and gas properties at $1.40 per share
•	6,637,671 shares for cash of $1.80 per share
•	3,000,000 shares for partial consideration of acquired oil and gas properties at $1.80 per share
•	360,000 shares for partial consideration of acquired oil and gas properties at $2.63 share
•	1,525,424 shares upon conversion of $900,000 of convertible debentures at a conversion price of $.59 per share
•	8,033,898 shares upon conversion of $4,740,000 of convertible debentures at a conversion price of $.59 per share
•	20,466 shares upon conversion of $12,075 of accrued interest on convertible debentures at a conversion price of $.59 per share
•	371,206 shares issued in conjunction with the cashless exercise of 508,475 Series “A” warrants associated with the convertible debentures dated September 24, 2003
•	348,005 shares issued in conjunction with the cashless exercise of 508,475 Series “B” warrants associated with the convertible debentures dated October 3, 2003

During the year ended November 30, 2003, the Company issued shares of its common stock as follows:

•	1,602,000 shares for cash at $1.00 per share
•	10,000 shares for services at $1.00 per share
•	60,000 shares for services at $.91 per share
•	233,204 shares to Resource Venture Management (RVM), a related party, an entity owned by a founder of the Company, as payment of an outstanding debt, at $1.00 per share
•	90,000 shares to RVM for services rendered, valued at $90,000 ($1.00 per share)
•	1,951,241 shares to the shareholders of Pannonian in accordance with the Share Exchange Agreement to acquire all the outstanding shares of Pannonian (Note 1).

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

During the period ended November 30, 2002, the Company issued shares of its common stock as follows:

•	11,500,000 shares at inception to officers/directors/founders for cash at $.001 per share
•	500,000 shares for cash at $.02 per share
•	4,000,000 shares to RVM, for services rendered, valued at $200,000 ($.05 per share)
•	3,000,000 shares for cash at $.05 per share
•	1,997,058 shares for cash at $.34 per share

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

The value of all common stock issued for non-cash consideration represents the non-discounted cash price of equivalent shares of the Company’s common stock at the transaction date.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

As of November 30, 2006, warrants issued and outstanding are as follows:

Issue Date	Shares Exercisable	Exercise Price	Expiration Date

September 24, 2003	2,008,474	$.59 - $ .83	September 24, 2008
October 3, 2003	551,186	$.59 - $ .83	October 3, 2008
December 18, 2003	605,880	$$1.25	December 18, 2007
January 15, 2004	1,680,414	$1.25	January 15, 2009
August 19, 2004	5,494,805	$1.25	August 19, 2009
October 27, 2004	100,000	$1.25	October 27, 2009
March 1, 2005	1,637,234	$1.25	March 1, 2008
May 31, 2005	200,000	$1.25	May 31, 2010
December 1, 2005	1,205,196	$1.25	August 19, 2009
April 26, 2006	868,383	$1.60	April 26, 2011
June 20, 2006	480,769	$1.60	June 20, 2011

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

On January 4, 2006, the Company granted each of the Company’s outside directors options to purchase 60,000 shares of the Company’s common stock for a term 10 years at the closing price of the common stock on the date of grant.  The options were vested upon grant.  On September 1, 2006, the Company amended the terms of the options previously granted to two directors who retired from the Board of Directors during the period.  The amendment revised the term so that the options will not expire 30 days after the termination of services, but instead will expire according to their original expiration dates and will continue to vest according to their original vesting schedules.

A summary of option activity under the Plan as of November 30, 2006 and 2005 and changes during the years then ended is presented below:

			Weighted Avg
	Number of	Weighted Avg	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding - December 1, 2004	3,500,000	$2.37
Granted during period	975,000	$1.32
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	-	-
Options outstanding -November 30, 2005	4,475,000	$2.15

Options outstanding - December 1, 2005	4,475,000	$2.15
Granted during period	240,000	$1.19
Exercised during period	-	-
Forfeited during period	-	-
Expired during period	-	-
Options outstanding -November 30, 2006	4,715,000	$2.10	7.61	$ 7,207,557

Exercisable at November 30, 2006	2,825,000	$2.10	7.63	$ 5,919,800

The weighted average grant date fair value of options granted during the years ended November 30, 2006 and 2005 was $ 0.69 and $0.97 per share.  There have been no options exercised under the terms of the Plan.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTION PLAN (continued)

A summary of the status of the Company’s nonvested options as of November 30, 2006 and 2005 and changes during the years then ended is presented below.
	Number of Shares	Weighted Average Fair Value

Non-Vested Options - December 1, 2004	2,566,250	$1.77
Granted during period	975,000	$0.97
Exercised during period	-	$-
Vested during period	(841,250)	$1.49
Forfeited during period	-	$-
Non-Vested Options - November 30, 2005	2,700,000	$1.55
Granted during period	240,000	$0.69
Exercised during period	-	$-
Vested during period	(1,050,000)	$1.29
Forfeited during period	-	$-
Non-Vested Options - November 30, 2006	1,890,000	$1.47

As of November 30, 2006, there is $2,772,765 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.42 years.  The total fair value of shares vested during the year ended November 30, 2006 and 2005 was $1,358,392 and $1,253,350, respectively.

The following table presents additional information related to the options outstanding at November 30, 2006:
			Weighted average
Exercise price	Number of options	Number of options	remaining contractual
per share	outstanding	Exercisable	life (Years)

$1.00	60,000	40,000	6.5
1.07	50,000	10,000	9.0
1.19	240,000	240,000	9.1
1.26	50,000	50,000	8.1
1.30	200,000	200,000	7.7
1.34	875,000	153,750	8.0
1.50	300,000	112,500	7.4
1.55	325,000	137,500	7.6
2.24	60,000	60,000	7.4
2.64	2,375,000	831,250	7.4
3.51	180,000	180,000	7.3

	4,475,000	1,775,000	7.6

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended November 30,
	2006	2005	2004

Federal statutory income tax rate	(35.0%)	(35.0%)	(34.0%)
State income taxes	(3.25%)	(3.3%)	(3.3%)
Permanent differences – interest on convertible Debt Other	16.25%	6.5%	15.1%
Increase in valuation allowance	22.0%	31.8%	22.2%

Net income tax provision (benefit)	-	-	-

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at November 30, 2004 are as follows:

	2006	2005	2004
Deferred tax assets
Federal and state net operating loss Carryovers	$13,700,000	$13,155,000	$3,671,000
Asset retirement obligation	712,000	472,000	265,000
Oil and gas property		657,000	-
Accrued related party interest and interest on convertible debt	952,000	-	-
Deferred compensation	661,000	-	-
Other	-	10,000	-
Total deferred taxes	$16,025,000	$14,294,000	$3,936,000

Deferred tax liabilities
Intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(3,085,000)	-	(319,000)
Deferred financing costs	(216,000)
Property and equipment	(2,000)
Other	___________	____________	(15,000)
Total deferred liabilities	(3,303,000)	-	(334,000)

Net deferred tax asset	12,722,000	14,294,000	3,602,000
Less: valuation allowance	(12,722,000)	(14,294,000)	(3,602,000)

Deferred tax liability	$-	$-	$-

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (continued)

The Company has a $38,800,000 net operating loss carryover as of November 30, 2006.  The net operating losses may offset against taxable income through the year ended November 2026.  A portion of the net operating loss carryovers begin expiring in 2020 and may be subject to U.S. Internal Revenue code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset at November 30, 2006, as the likelihood of the realization of the tax benefit of the net operating loss carryforward cannot be determined.  The valuation allowance decreased by approximately $1,572,000 and increased by $10,692,000 for the years ended November 30, 2006 and 2005, respectively.

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

During the year ended November 30, 2005, in connection with a Lease Acquisition and Development Agreement to acquire a 58-1/3%working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, the Company entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties.  Marc A. Bruner subsequently assigned his rights and obligations under the Agreement to a third party company (the “Assignee”), unrelated at the time of assignment.  In exchange for the assignment of his rights and obligations, the founder received a significant ownership percentage of the Assignee, thereby establishing the Assignee as a related party.  The terms of the Participation Agreement as amended, required the Assignee to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project.  During the year ended November 30, 2006 the Company, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by the Assignee and the Company.  In accordance with the terms of the Participation Agreement the Assignee paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs.  In addition, the Assignee paid the Company $1,695,830 as compensation for management of the drilling program during the year.  As of November 30, 2006,  the Assignee owed the Company $923,172 for its share of joint venture costs and management fees.  This amount, included in accounts receivable, joint interest at November 30, 2006 was paid by the Assignee in December 2006 and February 2007.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

During the year ended November 30, 2005, the Company entered into a farmout agreement with Falcon Oil and Gas Ltd., (“Falcon”).  Marc A. Bruner is President and CEO of Falcon and is the founder of the Company.  The farmout agreement called for Falcon and the Company to evaluate the concession held by the Company in the Jiu Valley Coal Basin in Romania.  The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and an second, optional, well on the concession, and to pay the Company $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession.  The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  The Company has completed the drilling of the first test well on the concession and is evaluating completion and testing operations to be undertaken

Harbor Petroleum LLC, (“Harbor”) is a company owned 50% and managed by the Company’s Chief Operating Officer (“COO”).  During the years ended November 30, 2005 and, 2004 the Company incurred costs and expenses with Harbor of $41,681and $271,588, respectively.  Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500 and $163,737 for the corresponding years.  Reimbursement of costs advanced by Harbor on behalf of the Company of $14,181 and $132,197 were paid during the years ended November 30, 2005 and, 2004, respectively.  The Company paid made no payments to Harbor during the year ended November 30, 2006

Florida Energy, Inc. (“Florida”) is a company owned and managed by the brother of  Marc A. Bruner and the uncle of our President – Marc E. Bruner.  Under the terms of the agreement between the Company, Harbor, and Florida, Harbor and Florida will each retain a 1% overriding royalty interest in the acquired leases in Texas, including those leases acquired as of the date of the agreement.  However, with respect to 400 contiguous acres designated by Florida, Florida shall have a 3.125% overriding royalty instead of a 1% overriding royalty interest.

The Company incurred Directors’ fees totaling $198,775, $193,500and $180,000 during the years ended November 30, 2006, 2005 and  2004.  As of November 30, 2006 and 2005, $27,000 and $36,000 of Directors’ fees are included in accounts payable, related.

In April 2004, the Company executed a strategic consulting agreement with a member of the Company’s Advisory Committee.  Under the terms of the Agreement, the individual is to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on the Company’s acreage in the Powder River Basin in Wyoming and Montana.  In addition, we have agreed to pay  an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%.  During the years ended November 30, 2005 and 2004, the Company paid the individual $21,250 and $590,000 in location fees.  In the year ended November 30, 2005, the Company assigned overriding royalty interests with a fair value of $732,687 to the individual.  The Company paid no location or consulting fees  to the individual in the year ended November 30, 2006.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

In connection with the acquisition of Pannonian, the Company assumed liabilities due from Pannonian to related parties including advances from the founder of the Company of $39,500; notes payable and accrued interest due to the President of Pannonian of $37,508; notes payable and accrued interest to a company wholly owned by the President of Pannonian of $44,400; and accounts payable to Directors of the Company for services rendered and costs advanced of $63,346.  As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian have been paid in full.As of November 30, 2005 and 2006 the Company owed the President of Pannonian $37,400 and $50,999 for office and personnel expenses advanced by the President.  These amounts are included in accounts payable, related as of the respective dates.

During the year ended November 30, 2006, the Company entered into an agreement with PetroHunter Energy Corporation (“PetroHunter”), a corporation whose major shareholder is Marc A. Bruner,  to utilize a drilling rig owned and operated by a non-related third party drilling contractor, which was under contract with PetroHunter at the time.  The Company’s largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter.  The contract called for drilling costs incurred on the Company’s well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to the Company.  As of November 30, 2006, the Company owed PetroHunter $8,860 under the terms of the agreement.  Such amount was subsequently paid by the Company to PetroHunter.

See also Note 11 – Subsequent Events for the discussion of a purchase and sale agreement entered into by the Company and PetroHunter subsequent to November 30, 2006

See Note 4 – Notes Payable – Related Parties for the discussion of notes to related parties.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

The Company currently leases space in Denver, Colorado.  In addition the Company pays a portion of the office rental for Pannonian’s office, also in Denver.  Total minimum rental payments for non-cancelable operating leases for the years ending November 30 are as follows:

2007	$103,881
2008	$107,834
2009	$109,416
2010	$ 45,454

Rent expense was approximately $113,695, $125,616 and $98,000 for the years ended November 30, 2006, 2005 and 2004, respectively.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

DELAY RENTALS

In conjunction with the Company’s working interests in undeveloped oil and gas prospects, the Company must pay approximately $104,000 in delay rentals and other costs during the fiscal year ending November 30, 2007 to maintain the right to explore these prospects.  The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

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

Marc A. Bruner, who is the Company’s largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter.  Marc A. Bruner is the father of Marc E. Bruner, the Company’s President, Chief Executive Officer and a director.  Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of PetroHunter.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (continued)

Within ten (10) days of signing the PSA, PetroHunter was required and did make an initial earnest money payment of $1.4 million.  PetroHunter made an additional earnest money payment of $600,000 in January 2007.  In the event the closing does not occur for any reason other than a material breach by the Company, the deposit shall convert into a promissory note (the “Note”), payable to PetroHunter, and shall be an unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended November 30, 2006, 2005, and 2004:

	Three months ended
	02/28/06	05/31/06	08/31/06	11/30/06
Revenues
Natural gas sales	$425,675	$248,661	$281,559	$238,747
Gain on disposition of oil and gas property and other income, related party	-	-	-	79,474
Operating revenues	-	-	-	-
	425,675	248,661	281,559	318,221

Operating expenses
Lease operating expenses	294,308	106,510	189,493	190,825
General and administrative	1,154,718	1,327,423	1,172,301	1,362,092
Impairment oil and gas properties	-	-	1,031,160	297,272
Depreciation and amortization	176,344	185,984	318,379	98,739

Other income (expense)
Interest and other	4,199	7,390	3,283	742
Interest and financing costs	(4,582,103)	(4,365,863)	(3,970,113)	(6,629,210)
	(4,577,904	(4,358,473)	(3,966,830)	(6,628468)

Net (loss)	$(5,777,599)	$(5,729,729)	$(6,396,604)	$(8,259,175)

Net (loss) per common share
Basic and diluted	$(0.08)	$(0.08)	$(0.09)	$(0.11)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Three months ended
	02/28/05	05/31/05	08/31/05	11/30/05
Revenues
Natural gas sales	$111,877	$247,399	$323,313	$614,605
Gain on disposition of oil and gas properties	-	197,676	-
Operating revenues	-	-	-	43,472
	111,877	445,075	323,313	658,077

Operating expenses
Lease operating expenses	172,137	204,273	377,435	211,224
General and administrative	1,255,511	1,247,864	906,760	1,906,453
Impairment oil and gas properties	-	-	-	5,273,795
Depreciation and amortization	68,904	104,990	160,258	1,552,922
	1,496,552	1,557,127	1,444,453	8,944,394

Other income (expense)
Interest and other	36,560	43,922	37,087	45,722
Interest and financing costs	(2,035,355)	(2,474,651)	(2,745,696)	(2,826,453)
	(1,998,795)	(2,233,053)	(2,708,609)	(2,780,731)

Net (loss)	$(3,383,470)	$(3,542,781)	$(3,829,749)	$(11,067,048)

Net (loss) per common share
Basic and diluted	$(0.06)	$(0.06)	$(0.02)	$(0.17)

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Three months ended
	02/28/04	05/31/04	08/31/04	11/30/04
Revenues
Natural gas sales	$-	$-	$23,780	$98,675

Operating expenses
Lease operating expenses	-	-	15,215	44,032
General and administrative	676,424	1,047,625	874,001	919,168
Abandoned oil and gas properties	-	-	-	-
Depreciation and amortization	1,335	21,767	18,207	35,081
	677,759	1,069,392	907,423	998,281

Other income (expense)
Interest	13,337	9,897	7,652	20,510
Interest and financing costs	(771,594)	(2,288,633)	(191,268)	(3,100,605)
	(758,257)	(2,278,736)	(183,616)	(3,080,095)

Net (loss)	$(1,436,016)	$(3,348,128)	$(1,067,259)	$(3,979,701)

Net (loss) per common share
Basic and diluted	$(0.03)	$(0.06)	$(0.02)	$(0.07)

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

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices.  The oil and gas prices used as of November 30, 2006 and 2005 are$49.50per bbl of oil and $6.74 per mcf of gas, and $59.37per bbl of oil and $6.76 per mcf of gas, respectively.  Future production costs are based on year-end costs and include severance taxes.  Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation.  The present value of future cash inflows is based on a 10% discount rate.  Due to the Company’s current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below and have been excluded from the Company’s DD&A and ceiling test calculations.

Proved Reserves	Gas (Mcf)	Oil (Bbls)
Balance, November 30, 2004	-	-
Extensions and Discoveries	1,171,425	353
Production	(211,481)	-
Balance, November 30, 2005	959,944	353
Revisions to previous estimates	254,143	(8)
Extensions and discoveries	1,773	20
Production	(210,439)	(45)
Balance, November 30, 2006	1,005,421	320

Proved Developed Reserves as of November 30
	2006	2005
Gas (Mcf)	1,005,421	648,302
Oil ( Bbls)	320	353

Standardized Measure of Discounted Future Cash Flows
	November 30	November 30
	2006	2005
Future cash inflows	$6,769,792	$6,529,934
Future cash outflows
Production costs	(2,954,112)	(2,498,340)
Development costs	(340,000)	(84,000)

Future income taxes	-	-
Future net cash flows	3,475,680	3,947,594
Adjustment to discount future annual net cash flows at 10%	(732,608)	(1,005,320)
Standardized measure of discounted future net cash flows	$2,743,072	$2,942,274

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (continued)

Changes in the Standardized Measure of Discounted Future Net Cash Flows
Standardized measure, beginning of period	$2,942,274	$-
Sale of oil and gas, net of production costs and taxes	(414,000)	(332,125)
Net change in sales prices, net of production cots	(242,000)	-
Discoveries, extensions and improved recoveries, net of		3,274,399
future development cost	2,000	-
Change in future development costs	(276,000)	-
Revisions of quantity estimates	449,000	-
Accretion of discount	294,000	-
Other	(12,202)	-
Standardized measure, end of period	$2,743,072	$2,942,274