Form 10-K
period 2007-11-30
GALAXY ENERGY CORP
filed 2008-05-01
CIK 1132784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________________ to _________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            [  ]Yes    [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ]Yes    [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes          [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $10,879,724 as of May 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  83,661,968 as of April 18, 2008.

Documents incorporated by reference:  None

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

PART I

ITEM 1.                      BUSINESS.

Galaxy Energy Corporation (“we,” “us,” “our” or the “Company”) is an independent oil and gas company engaged in lease acquisition, exploration, development and production of natural gas. We conduct exploration activities to locate natural gas through two wholly-owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd (“Pannonian”).  As we commence production, the natural gas will be sold to purchasers in the immediate area of the production.  Our operations are focused in the following core operating areas in the United States:

•
The Piceance Basin of western Colorado.  We have drilled 23 wells in the basin, two of which were not productive, and three more are in the early stages of drilling.  Our leasehold locations are located in close proximity to natural gas pipelines and the roads needed for efficient development. We have partnered with Exxel Energy Corp.(“Exxel”), a related party, in our acreage in the Piceance Basin.   Exxel holds a 75% interest to our 25% interest in the Area of Mutual Interest (“AMI”). After our initial investment of $7 million, Exxel paid the next $14 million of operational expenditures and paid us a management fee for operating the project.  In August 2006 Exxel reached the $14 million expenditure point and we have paid our proportionate 25% share of costs incurred thereafter.

•
The Powder River Basin located in Wyoming and Montana. Over the last few years we have acquired leasehold interests in and are developing five different coal bed methane (“CBM”) project areas in the basin.  As of April 7, 2008 we had interests in 178 completed wells, 51 wells in various stages of completion and six water disposal wells.  Of the completed wells, 22 are currently producing natural gas, 54 are still dewatering, a precursor to the production of natural gas, and the remainder are shut-in pending future infrastructure development work.  No additional wells were brought online during the year ended November 30, 2007.

We also have interests in early stage natural gas projects in Europe, where we are being carried by our partners in the initial wells being drilled in following projects:

•
Neues Bergland Exploration Permit in Germany.  This is a 149,000-acre leaseholding near Kusel, in southwest Germany that we are participating in through a joint venture group.   Drilling on the first test well on the property reached total depth in late January 2006.  Production casing was set, and testing operations were conducted from several zones of interest in the well.  Based on results obtained, the joint venture group decided to plug and abandon this first well.  The joint venture is evaluating its options on the leasehold.

•
Jiu Valley of Romania.  This is a 21,500-acre CBM project in Romania.  Our partner in this play is Falcon Oil & Gas Ltd (“Falcon”), a related party. The initial well, located in south western Romania, approximately 300 kilometers west of Bucharest, failed to encounter economic hydrocarbons. The well was tested in mid-December 2006 and the well failed to generate a meaningful flow rate. The well has been plugged and abandoned and Falcon has asked for government approval to return the concession to the Romanian acreage inventory.  Falcon and our subsidiary, Pannonian, are currently assessing a long term plan with respect to other prospects in Romania.

We currently are limited in our activities due to capital constraints.  Operations for the past year have been funded through borrowings from the Bruner Family Trust UTD March 28, 2005 (the “Bruner Trust”), a related party.  One of the trustees of the Bruner Trust is Marc E. Bruner, the President and a director of our Company.

Proceedings under Chapter 11

On March 14, 2008, we and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Court”) (Jointly Administered Under Case Numbers 08-13164 for Galaxy and 08-13166 for Dolphin).  We and Dolphin will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing.  In addition, as a debtor-in-possession, we have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

It is our intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact our Chapter 11 cases and any reorganization plan will have on the trading market for our stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

It is likely that at least a portion of our oil and gas assets will be offered for sale to potential buyers as part of our bankruptcy reorganization; however there is no assurance a sale will be completed or that we will realize the full carrying value of the assets in such a sale.  If that were to occur, we may be required to write off a portion of the carrying value of such properties and such write-off could be material.

For the years ended November 30, 2007 and 2006, the report on our financial statements of our independent registered public accounting firm included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern.

Corporate Background

We were incorporated in the State of Colorado on December 17, 1999 under the name “Galaxy Investments, Inc.”  On November 13, 2002 we acquired all of the issued and outstanding stock of Dolphin Energy Corporation, a Nevada Corporation.  Since this transaction resulted in the existing stockholders of Dolphin acquiring control of Galaxy Investments, Inc., for financial reporting purposes the business combination was accounted for as a reverse acquisition with Dolphin as the acquirer.  We changed our name to “Galaxy Energy Corporation” on May 15, 2003.

On May 7, 2003, we entered into a share exchange agreement with Pannonian International, Ltd., a Colorado corporation, which at that point was a related party, whereby we agreed to acquire that company solely for shares of our common stock.  We completed the acquisition as of June 2, 2003 and issued 1,951,241 shares of our common stock, making Pannonian a wholly-owned subsidiary.

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

We entered the Piceance Basin in March of 2005.  In conjunction with Exxel, a related party, which is our partner in the project, as of March 1, 2008 we controlled approximately 6,000 net acres (1,500 net to Galaxy) in the Piceance Basin.  Under our agreement with Exxel, we hold 25% of the available working interest in the wells that we drill in the basin, and Exxel holds the remaining 75% of available working interest.  We currently have gas production and sales from 6 wells operated by other operators, with our working interest being less than 10% in each of the wells.

Powder River Basin and Coal Bed Methane

The Powder River Basin is an area of 14 million acres in northeastern Wyoming and southeastern Montana that is roughly bounded by the Bighorn Mountains in the West, the Black Hills in the east, Montana's Cedar Ridge in the north, and Wyoming's Laramie Mountains, Casper arch, and Hartville Uplift in the South.  The Powder River Basin is the single largest source of coal mined in the United States.  It is also home to oil and conventional natural gas production.  Since 1997, it has also been the site of intensive CBM exploration and production.  The United States Geological Survey estimates there may be as much as 100 trillion cubic feet of gas waiting to be found in the Powder River Basin.

Methane is the clean-burning primary component of natural gas.  While conventional natural gas is often comprised of a mixture of methane and other gases, CBM is attractive because it usually has very high percentage of methane - up to 96%.  Coal bed methane in the Powder River Basin was generated not by heat and pressure, but by bacterial activity within the coal itself.  These anaerobic bacteria are classified as methanogens for their ability to generate large quantities of methane.  As methane is generated it is trapped (adsorbed) onto microscopic surfaces within the coal by water pressure.

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

The extraction of CBM involves pumping water from the coal seam aquifer in order to release the water pressure that is trapping the gas in the coal.  Methane travels with the water being pumped from the coal by a well drilled and equipped with a water pump that is completed in a coal seam that contains methane.  Since methane has very low solubility in water, it separates from the water in the well before the water enters the pump.  Instead of dewatering the coal seam, the goal is to decrease the hydrostatic pressure above the coal seam.  Water moving from the coal seam to the well bore encourages gas migration toward the producing well.  As this water pressure is released, the gas will rise and is separated from the water and can be piped away.  New CBM wells often produce water for six to twelve months, and in some cases for longer periods, and then as the water production decreases, natural gas production increases as the coal seams de-water.

Our Wyoming properties in the Powder River Basin consist of about 43,600 net acres in four project areas in Sheridan, Johnson and Campbell counties, plus working interests in a total of 212 CBM wells in various stages of completion and production and 8 water disposal wells.  All leases were acquired and all wells were either acquired or drilled by us in the period from December 2003 through November 2006.

Our Montana properties in the Powder River Basin consist of about 26,250 net acres in two project areas in Big Horn, Custer, Powder River and Rosebud counties, plus working interests in 18 non-operated wells in various stages of completion and production.

Germany

We, through our wholly-owned subsidiary, Pannonian, hold a 30% working interest in the 149,000-acre Neues Bergland Exploration Permit near Kusel, Germany.  Pannonian is the operator of a four-company joint venture group and will act as the operator for the first three wells in phases 1 and 2. Drilling on the first test well on the property reached total depth in late January 2006.  Production casing was set, and testing operations were conducted from several zones of interest in the well.  Based on results obtained, the joint venture group decided to plug and abandon this first well and undertake a seismic program to help identify priority areas on the prospect for

further drilling. Our interest in this project could drop to 24%, depending upon the outcome of the future drilling program.   We did not incur any capital costs on this project during the year ended November 30, 2007.

Romania

We, through our wholly-owned subsidiary, Pannonian, hold a 25% working interest in a concession in the Jiu Valley Coal Basin in Romania, which was obtained by Pannonian prior to our acquisition of that company in 2003.  Our partner in the project is Falcon Oil & Gas Ltd., a related party. The initial well was located in south western Romania, approximately 300 kilometers west of Bucharest, failed to encounter economic hydrocarbons. The well was tested in mid-December 2006 and the well failed to generate a meaningful flow rate. The well has been plugged and abandoned and Falcon has begun the process to return the concession to the Romanian acreage inventory.  We did not incur any capital costs on this project during the year ended November 30, 2007.

Falcon and Pannonian are currently assessing a long term plan with respect to other prospects in Romania.

Exploration and Acquisition Capital Expenditures

During the fiscal years ended November 30, 2007, 2006, and 2005, we incurred $2,129,026, $4,145,611 and $18,164,329, respectively, in identifying and acquiring petroleum and natural gas leases and prospect rights, and for exploration costs.

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

Employees

As of November 30, 2007, we had a total of five full time employees.  None of our employees is covered by a collective bargaining agreement.

ITEM 1A.           RISK FACTORS.

We have filed for protection under Chapter 11 of the Bankruptcy Code.  The outcome for our company and our stockholders is uncertain.

We recently filed for protection under Chapter 11 of the Bankruptcy Code.  We have not yet formulated a plan of reorganization.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact our Chapter 11 cases and any reorganization plan will have on the trading market for our stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

We have a limited operating history and have generated only very limited revenues.  We have incurred significant losses and will continue to incur losses for the foreseeable future.  The report on our financial statements contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

           We are a development stage oil and gas company and have earned very limited production revenue.  We have generated proved resources on only a few of our properties and those properties are proposed to be sold.  Our principal activities have been raising capital through the sale of our securities and identifying and evaluating potential oil and gas properties.

           The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2007, includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern.  From inception to November 30, 2007, we have an accumulated deficit of approximately $86.7 million.  For the 2008 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital for our ongoing overhead, the funding of our lease acquisitions, and the exploration and development of our properties.  Without adequate financing, we may not be able to successfully develop any prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

Our payment commitments under various debt instruments will likely require us to sell a significant portion of our assets, which leaves us with fewer assets to develop for our future growth.

At November 30, 2007, our working capital deficit was approximately $49.4 million.  At November 30, 2007, we had contractual obligations due by November 30, 2008 of approximately $48.1 million.  Included within this amount is $12 million we currently owe under convertible notes we issued in May 2005.  We were required to make monthly principal payments of $500,000 as well as quarterly payments of accrued interest under the terms of such notes.  We were required to pay an additional $6 million on this debt by March 1, 2008, however no amount was paid.  Any remaining balance is due by October 1, 2008.  These cash commitments were among the principal factors  which led to the decision to file for bankruptcy protection.  It is likely that at least a portion of our oil and gas assets will be offered for sale to potential buyers as part of our bankruptcy reorganization; however there is no assurance a sale will be completed or that the Company will realize the full carrying value of the assets.  In such an event, the Company may be required to write off a portion of the carrying value of the assets and such a write-off could be material.

We are currently dependent upon loans from related parties to provide working capital.

Through November 30, 2007, we have borrowed $13,600,000 from Bruner Trust.  The related promissory notes are subordinated and unsecured.  Interest accrues at the rate of 8% per annum and the notes mature on the later of 120 days from the date of the loans or the time at which our senior indebtedness has been paid in full.  In connection with these loans, we and the lender executed subordination agreements with the holders of the senior indebtedness.  One of the trustees of the Bruner Trust is Marc E. Bruner, the president and a director of the company.

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) we issued a promissory note to DAR in the amount of $2,600,000.  At November 30, 2007, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006. The note accrues interest at the rate of 12% per annum and was due on December 1, 2006.  The Bruner Trust has entered into various Forbearance Agreements whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date.  As of November 30, 2007, we and the Bruner Trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear until May 31, 2008 from enforcing its rights that arise as a result of our not making payment on the note by the due date.

We have borrowed an additional $3,000,000 through March 31, 2008 from the Bruner Trust to fund operations and required debt payments.

On April 11, 2008, the United States Bankruptcy Court for the District of Colorado approved interim post-petition financing to us and Dolphin of $308,000 by Bruner Trust, pursuant to the terms of a Loan Agreement dated as of April 14, 2008.  We requested this amount to avoid immediate and irreparable harm.  At a hearing held April 28, 2008, the Bankruptcy Court entered a final order authorizing us to borrow up to $4,485,250 pursuant to the terms of the Loan Agreement.  The Loan Agreement provides for interest at the rate of 10% per annum and maturity of the loan on the earlier of (i) the closing of any transaction pursuant to which any third party acquires substantially all of our or Dolphin’s assets; (ii) the conversion of our or Dolphin’s bankruptcy case to a case under chapter 7 of the Bankruptcy Code; (iii) the dismissal of either of the bankruptcy cases; (iv) the date on which any chapter 11 plan of reorganization becomes effective; (v) the occurrence of an Event of Default (as defined in the Loan Agreement) or (vi) November 15, 2008.  The Loan is secured by a lien on all of our and Dolphin’s assets.

The lack of production and established reserves for our properties impairs our ability to raise capital.

           As of November 30, 2007, we had established very limited production of natural gas from a limited number of wells, and limited proved reserves.  Until significant production actually occurs it will be difficult for us to raise the amount of capital needed to fully exploit the production potential of our properties.  Therefore, we may have to raise capital on terms less favorable than we would desire.  This may result in increased dilution to existing stockholders.

The volatility of natural gas prices could have a material adverse effect on our business.

           We are producing and selling natural gas only on a limited basis at this time.  However, the prices of natural gas affect our business to the extent that such prices influence a decision to invest in our company.  If the prices of natural gas are low, investors may decide to invest in other industries.

Terms of subsequent financings may adversely impact your investment.

           We may have to engage in common equity, debt, or preferred stock financing in the future.  Your rights and the value of your investment in the common stock could be reduced by any type of financing we do.  Interest on debt securities could increase costs and negatively impacts operating results and investors in debt securities may negotiate for other consideration or terms, which could have a negative impact on your investment.  Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital, and the terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  If we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment.  In addition, any shares of common stock that we sell could be sold into the market and subsequent sales could adversely affect the market price of our stock.

           As an example of the foregoing, the purchasers of convertible notes issued in May 2005 negotiated a perpetual overriding royalty interest with respect to our existing domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property.  This overriding royalty interest continues after the repayment of the notes.  The note holders also retain a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The grant of the overriding royalty interest reduces somewhat the value of the properties to us, thereby negatively impacting your investment.  The existence of a right of first refusal to participate in future financings may place some limitation on our ability to negotiate the best possible terms for such financings or may deter others from offering financing to us.

The loss of the listing of our stock on the American Stock Exchange could impair our ability to obtain future financing.

On February 7, 2008, we received a notice from the American Stock Exchange (“AMEX”) staff indicating that we no longer comply with the exchange’s continued listing standards of the AMEX Company Guide, and that our common stock is subject to being delisted from the exchange.  On April 14, 2008, we received a notice from the AMEX staff indicating its determination to prohibit the continued listing of our common stock and to initiate delisting proceedings.  At a hearing held on April 8, 2008, a Listing Qualifications Panel of the Amex Committee on Securities found that our financial condition and operating results are below the applicable quantitative standards set forth in Sections 1002 and 1003(a) of the Amex Company Guide.  In addition, AMEX cited the fact that we are in violation of other sections of the Amex Company Guide.  AMEX has indicated that it will continue its current suspension of trading in our common stock and file an application with the Securities and Exchange Commission to strike our common stock from listing and registration when and if authorized.

Our ability to obtain future financing may be impacted, as prospective investors may desire the visibility of an exchange-listed stock.

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

To address our liquidity problem, our oil and gas assets, or portions thereof, are being offered for sale to potential buyers. If a sale is completed there is no assurance that the Company will realize the full carrying value of the assets sold.  In such event, the Company may be required to write off a portion of the carrying value and such write-off could be material. In addition, a sale leaves us with fewer assets to develop for our future growth.

Delays in obtaining permits for methane wells could impair our business.

           Drilling CBM wells requires obtaining permits from various governmental agencies.  The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located.  Intermittent delays in the permitting process can reasonably be expected throughout the development of any play.  We may shift our exploration and development strategy as needed to accommodate the permitting process.  As with all governmental permit processes, permits may not be issued in a timely fashion or in a form consistent with our plan of operations.

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

           Through shares owned individually and by Resource Venture Management and Bruner Group, LLP, Marc A. Bruner beneficially owned approximately 14.0% of our stock as of March 10, 2008.  In addition, he is the father of our president, Marc E. Bruner.  This control by Marc A. Bruner could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

As of March 31, 2008, including the balance of the DAR note, we have borrowed a total of $18,649,728 from Bruner Trust.  If we were to convert that debt into equity, the percentage of our stock controlled directly or indirectly by Marc A. Bruner and Marc E. Bruner would increase significantly.

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

           We issued $7.695 million in notes in March 2005.   Additional notes issued in May 2005 had an outstanding principal balance of $12 million at November 30, 2007.  These notes are convertible into shares of our common stock at any time prior to their respective maturity dates at a current conversion price of $1.25, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions.  The initial conversion prices of these notes were $1.87 and $1.88.  The conversion prices of the convertible notes could be further lowered, perhaps substantially, in a variety of circumstances, including:

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

We issued five-year warrants to the holders of convertible debentures in April and June 2006 to purchase an aggregate of 1,346,152 shares of our common stock at an exercise price of $1.60 per share.  Both the number of warrants and the exercise price are subject to adjustments that could make them further dilutive to our shareholders.  In addition, the notes issued in May 2005 provide for the issuance of additional warrants under certain circumstances.

We also issued to the “finders” of the August 2004 and May 2005 financing transactions five-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share and 200,000 shares at an exercise price of $1.25 per share.

Neither the convertible notes nor the warrants establish a “floor” that would limit reductions in the conversion price of the convertible notes or the exercise price of the warrants that may occur under certain circumstances.  Correspondingly, there is no “ceiling” on the number of shares that may be issuable under certain circumstances under the anti-dilution adjustment in the convertible notes and warrants.  However, the reduction in the conversion price is under our control as we will decide if we issue securities that would reduce the conversion price of the outstanding warrants.

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

           From time to time, we may sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market.  Exercise of in-the-money options and warrants, if any, will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

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

Certain of our officers, directors, and advisors also serve as directors of other companies or have significant shareholdings in other companies.  For example, Marc A. Bruner, our largest shareholder, serves as the chairman of the board of Gasco Energy, Inc., a Nevada corporation whose stock is traded on the American Stock Exchange, and chairman of the board, president and chief executive officer of Falcon Oil & Gas Ltd., a British Columbia corporation whose stock is traded on the TSX Venture Exchange.  He is also the controlling shareholder of PetroHunter Energy Corporation, a Maryland corporation whose stock is traded on the OTC Bulletin Board (“PetroHunter”), and a significant shareholder of Exxel Energy Corp., a British Columbia corporation, whose stock is traded on the TSX Venture Exchange.  Marc A. Bruner is the father of our President, Marc E. Bruner.  James Edwards, one of our directors, is the Senior Vice President, Special Projects of Falcon.

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

           In March 2005, Mr. Bruner assigned all of his rights and obligations under our participation agreement to Exxel.  Mr. Bruner’s original 18.5% of the outstanding common stock of Exxel has been substantially diluted by subsequent stock offerings by Exxel.  Our participation agreement with Exxel Energy, as amended, establishes our working interest at 25%, with Exxel having a 75% interest. This gave us an interest in 1,513 net acres in the Piceance Basin as of November 30, 2007.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.               PROPERTIES.

Oil and Gas Assets

Our oil and gas activities have focused on the acquisition of unevaluated oil and gas properties and the drilling of exploratory wells in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana.  In addition, exploration projects are underway in Germany and Romania.

Piceance Basin – Colorado On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the “Agreement”) with Apollo Energy LLC and ATEC Energy Ventures, LLC (the “Sellers”) to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow.  Subsequently, including interest earned on the escrow account and a small additional deposit we made into the account, we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area.  Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner, a related party (see Item 13), to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties.  Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp.  Mr. Bruner became a significant shareholder of Exxel by assigning his rights under the Agreement.  In October 2005, the Company and Exxel amended the Participation Agreement so that Exxel was responsible for funding 100% of the next $14 million of lease acquisition, drilling, completion and facilities costs to be incurred.  Following that, we began to participate for our 25% working interest in the project.

We commenced drilling operations on our first operated well on December 5, 2005.  We own a 25% working interest in a well that has been completed and is shut in pending availability of a gas sales pipeline.  The three additional wells drilled together with our partner, Exxel a related party, include one which has production casing set and has been partially completed, one in which production casing has been set and completion work has not been commenced, and one which was abandoned due to mechanical problems after reaching planned total depth.  Four additional new wells have been commenced on one pad with conductor casing set in each.

Jointly, we and Exxel had an obligation under the agreement with the Sellers to commence drilling one well by December 31, 2005, which obligation was met, and we were required to commence nine additional wells by August 22, 2006 (as described in the preceding paragraph).  As of this date, all of these requirements have been satisfactorily met.

Sellers have reserved in the assignments of the leases either a reserved production payment or a reserved overriding royalty interest, each equal to the difference between 21.2% and existing burdens, but never less than 2%.  At project payout, Sellers were to be vested with an undivided 12½% of our interest in the leases.  Exxel and Galaxy have agreed to purchase a portion of this back-in working interest from Sellers so that it will be reduced from 12 1/2% to 10%.   Our share of the purchase price was $325,000, which was paid during the year ended November 30, 2007.

As of November 30, 2007we had an interest in 1,513 net acres in the Piceance Basin. During the year ending November 30, 2008, the leases covering 392 net acres of this total will expire and cannot be extended. As a result, we have recognized impairment expense of $1,863,000 as of November 30, 2007.

Powder River Basin – Wyoming (Glasgow and West Recluse).  This project consists of approximately 4,250 net acres of oil and gas leases in Campbell and Converse counties on the eastern side of the Powder River Basin.  As of November 30, 2007, a total of 43 wells have been drilled on the acreage, 37 of which have been completed.  Of these wells, 22 produced gas at various levels during the year ended November 30, 2007 in West Recluse.  The 15 completed wells at Glasgow are currently shut in due to low gas sales prices and resulting uneconomical producing operations.  As of November 30, 2007, gas production from the West Recluse area wells was approximately 390,000 cubic feet per day.

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

The four projects are in the early implementation stages with 104 wells drilled to various depths as of November 30, 2007.  Of these 67 have been completed and approximately three-fourths of those have gas pressures at the wellhead while the remaining wells all had significant gas shows during drilling and completion operations.  While these outcomes indicate that these wells may become productive, only a portion of these wells has been stimulated and placed on production.  Contracts for electrical power supply were executed and construction is complete in the Pipeline Ridge area.  As of November 30, 2007, 32 production wells and 6 water disposal wells have been drilled and completed in the Pipeline Ridge area.  Five additional wells have been started with only surface casing in place.  Installation of a compressor station to handle gas sales into the adjacent Bighorn pipeline has been completed.  The production wells are continuing to dewater.  At the current stage of dewatering, minor amounts of gas are being produced by every well; but the gas production is insufficient for sales into the pipeline.  Additional water handling facilities are being developed to handle the water that is currently being produced in this field. We have arranged for managed irrigation with landowners in the area.  In addition, the Company is using other dewatering methods.  An unrelated oil and gas company has drilled and completed over 200 wells in the vicinity of Pipeline Ridge and is finalizing a water management program to enable full-scale production.  Once it begins pumping from its wells, we believe our dewatering program will be greatly enhanced, which we believe will accelerate the time to gas sales.

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

As of November 30, 2007, these two areas contained 42 completed wells, 5 wells that are partly completed and 2 water disposal wells.  Construction of gathering systems for both areas, together with field facilities for the Leiter wells, were completed during 2005 and dewatering of a number of the Leiter wells was begun.  However, the amount of water produced from the wells was sufficient to overwhelm the installed water handling capabilities, and the wells were taken off production until additional water handling facilities that are being developed allow dewatering to recommence.  We estimate that the cost to add the new water handling facilities at the Leiter Field will be approximately $1,320,000 and that the cost for the Ucross Field will be approximately $1,775,000 based on utilizing a combination of additional reservoirs, evaporators, drip & managed irrigation, injection wells, and treatment & discharge.

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

Based on the Pioneer mudlogs, we have determined that the initial target seams will be the Cook, Wall, and Pawnee seams reaching depths of 1,700 to 1,800 feet.  These zones have exhibited the highest consistent gas shows in the area and comprise 35 to 40 feet of total coal across an interval of approximately 100 feet.  Depending on pricing and water disposal capacity, an additional 70 to 80 feet of shallower prospective coal could be accessed through future perforations or by drilling additional wells to accelerate gas production.  We have drilled an additional 15 wells and converted two of the Pioneer wells into water disposal wells.  The 18 resulting production wells were completed in the Pawnee coal.  One sample of Pawnee coal was analyzed for adsorption isotherm potential.  Results indicate the coal has the potential to hold 78 standard cubic feet per ton if fully saturated with gas.  Initial production testing showed higher than expected permeability in the Pawnee seam, with one well flowing 10-20 Mcf per day immediately upon coming online.  The presence of immediately producible gas confirms that these coals are fully gas saturated, and have approximately 400 Mmcf of gas in place per 35-40 feet of coal.  Because of the higher permeability, the Leiter wells produce much more water than our original model suggested, necessitating expansion of water disposal facilities.

Ucross Field.  No existing wells were present on this property.  Mud logging services were used on several initial wells in this field, and confirmed that the Cook, Wall, and Pawnee coals had the highest gas contents.  A total of 29 wells were drilled.  All of the wells have been perforated and stimulated and continue to dewater.

Offsetting wells operated by an unrelated oil and gas company have begun producing small amounts of gas and we believe will aid the dewatering effort on our leases.

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

Powder River Basin – Wyoming (Beaver Creek).  This project consists of various non-operated working interests in approximately 24,400 net acres adjacent to, and in the vicinity of, the Leiter Buffalo Run, Pipeline Ridge, Horse Hill, and Dutch Creek acreage.  This project is also in the early implementation stage with 22 wells in which we have participation drilled to various depths as of March 1, 2007.  Of these, seven have been completed, but are not yet connected to a gathering system.  The operator has been developing plans to include these 22 wells in expanded production pilot projects.  We do not currently have the financial resources to develop this property.

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

This acreage is divided into two projects:  the Kirby prospect and the Castle Rock prospect.  We are currently participating in the first phase of a planned development for the Kirby Area.  Operations are underway for dewatering an initial 16-well pilot, and field facilities for these operations are in place and working.  We also have interests in four test wells in the Castle Rock area.  A decision concerning the further development of this area is being analyzed by the partners involved in the project.  However, based upon the somewhat discouraging results of the initial test wells, a decision by two of the other non-operators to not pay delay rentals, and our lack of commitment to further development of this area without an improvement in its outlook, we wrote off the entire $2,070,547 carrying value of the Castle Rock prospect as impairment expense in the year ending November 30, 2005.

East Texas.  The leases covering approximately 1,560 undeveloped net acres in the vicinity of the Trawick Field, located in Rusk and Nacogdoches counties, Texas have expired.

Jiu Valley.  Our wholly-owned subsidiary, Pannonian, has a concession agreement covering 21,538 gross acres for a term of 30 years in the Jiu Valley Coal Basin, Romania.  Of this area, only 13,715 acres that are underlain by total coal bed thicknesses greater than 5 meters are considered to be prospective for CBM production at this time.  This acreage contains up to 18 coal seams with a cumulative thickness up to 170 feet at depths of 985 to 3,280 feet.  The main target seam averages 22 meters in thickness in the concession area.  The concession from the Romanian government was issued October 22, 2002.

On June 1, 2005 Pannonian, entered into a farmout agreement with Falcon, a related party because its President, Marc A. Bruner is a related party (see Item 13), to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin.  The farmout agreement called for the assignment of the concession and a 75% working interest in the concession area to Falcon; and for the drilling of one test well and an additional, optional, test well, the cost of which would be paid 100% by Falcon.  In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.

The initial well was located in south western Romania, approximately 300 kilometers west of Bucharest, failed to encounter economic hydrocarbons. The well was tested in mid-December 2006 and the well failed to generate a meaningful flow rate. The well has been plugged and abandoned and Falcon has begun the process to return the Concession to the Romanian acreage inventory.  Falcon and Pannonian are currently assessing a long term plan with respect to other prospects in Romania. We did not incur any capital costs on this project during the year ended November 30, 2007.

Pannonian has applied for a concession on an additional 120,000 acres in Romania known as the Anina Block.  Such application is still pending as of March 31, 2008. If the concession is granted, Pannonian will have a 25% interest and Falcon will have a 75% interest.   All of the costs related to the concession application are being borne by Falcon.

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

On March 15, 2005, Pannonian, together with its partners in the Glantal project in Germany, executed a farmout agreement covering the Neues Bergland Exploration Permit area with Empyrean Energy PLC, an unaffiliated public oil and gas company traded on the London AIM exchange.  Terms of the agreement called for Empyrean to initially earn a 40% working interest in the permit, which could rise to 52% depending upon results of the project.  Empyrean earned the 40% interest after paying $750,000 to Pannonian and the two co-permittees and providing evidence of deposits totaling 1.3 million euros which were set aside for drilling obligations on the project.  As a result, our interest in the project has been reduced to 30%.  Our interest in the project may drop to 24%, depending upon the outcome of the future drilling program.

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

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended November 30, 2007, 2006 and 2005.

	For the fiscal year ended November 30, 2007	For the fiscal year ended November 30, 2006	For the fiscal year ended November 30, 2005
Production Data:
Natural gas (Mcf)	113,832	210,439	211,481
Oil (Bbls)	--	--	--
Average Prices:
Natural gas (per Mcf)	$4.17	$5.68	$6.13
Oil (per Bbl)	--	--	--
Production Costs:
Natural gas (per Mcf)	$8.71	$3.71	$4.56
Oil (per Bbl)	-	-	-

Productive Gas Wells

The following summarizes our productive and shut-in gas wells as of November 30, 2007.  Producing wells are wells producing natural gas or water, a pre-cursor to natural gas production.  Shut-in wells are completed wells that are capable of production but are currently not producing.  Gross wells are the total number of wells in which we have a working interest.  Net wells are the sum of our fractional working interests owned in the gross wells.

	Producing Gas Wells 2007		Producing Gas Wells 2006		Producing Gas Wells 2005
	Gross	Net	Gross	Net	Gross	Net
Producing gas wells	105	100.80	71	53.58	71	53.58
Shut-in gas wells	78	58.00	99	91.18	99	91.18
Wells in various stages of completion and water disposal wells	67	52.30	75	64.05	75	64.05
Total	250	210.11	245	208.81	245	208.81

Estimated Proved Oil and Gas Reserves

Our proved reserves are located in the Glasgow and West Recluse Prospects on the eastern side of the Powder River Basin and in the Piceance Basin in northwestern Colorado.  Gustavson Associates, LLC, an independent petroleum engineering firm, estimated proved reserves as summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission.  Estimated values of proved reserves were computed using prices in effect at November 30, 2007 of $6.17/Mcf and $89.00/bbl., compared with $6.86/Mcf and $59.36/bbl in November 30, 2006.  Due to the Company’s current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report are excluded from the disclosures below.

Estimated proved reserves as on November 30:
Year	Oil (bbls)	Gas (Mcf)	Estimated Future Net Revenues	Estimated Future Net Revenues Discounted at 10%
2007	291	755,013	$1,728,000	$1,257,000
2006	320	1,005,421	$3,475,680	$2,743,072
2005	353	959,944	$3,947,594	$2,942,274

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of November 30, 2007.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Wyoming	83,289	35,228	7,920	7,570
Montana	153,557	21,168	720	90
Colorado	11,437	1,322	1,840	191
Romania	21,538	5,385	0	0
Germany	149,000	44,700	0	0
Total	418,821	107,803	10,480	7,851

The following table summarizes the gross and net undeveloped acres by area that will expire in each of the next three years.  Our acreage positions are maintained by the payment of delay rentals or by the existence of a producing well on the acreage.

	Expiring through 11/30/08		Expiring through 11/30/09
	Gross	Net	Gross	Net
Wyoming	1,980	322	1,762	1,522
Montana	45,985	5,748	6,163	770
Colorado	6,269	841	5,248	452
Romania	--	--	--	--
Germany	--	--	--	--
Total	54,234	6,911	13,173	2,744

Drilling Activity

The following table sets forth our drilling activity during the years ended November 30, 2007, 2006 and 2005.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	2.14		5	0.8	23	6.2
Dry	-	-	1	0.2	-	-

Development wells:
Productive	8	1.5	3	3	-	-
Dry	-	-	-	-	-	-

Total wells	10	1.64	9	4	23	6.2

Office Space

Our principal executive offices are located at 1331 – 17th Street, Suite 1050, Denver, Colorado, where we lease approximately 5,270 square feet of office space under a lease expiring April 30, 2010.

ITEM 3.           LEGAL PROCEEDINGS.

On July 3, 2007, Windsor Energy Resources, Inc. ("Windsor") commenced a lawsuit against Dolphin in the District Court, Fourth Judicial District, Sheridan County, Wyoming, asserting claims for breach of an Operating Agreement and to foreclose statutory and/or contractual liens in the total claimed principal amount of $433,716.35, plus interest and attorney fees and costs. Windsor claims it is due the amounts for work it performed in drilling, completing and operating wells under the terms of the Operating Agreement. Dolphin disputes Windsor's claims and has asserted that Windsor failed to properly submit AFEs to Dolphin in compliance with the terms of the Operating Agreement, that Windsor on many occasions submitted AFEs for work that had already been completed, and that Windsor has submitted a number of joint interest billings that are erroneous and inaccurate. Dolphin has asserted a counterclaim for an accounting and a counterclaim for an offset for sums it claims Windsor owes Dolphin relating to wells operated by Dolphin.  No discovery has taken place and the parties have been engaged in settlement discussions in an attempt to resolve the claims and counterclaims asserted in this action.

The Vernon S. and Rowena W. Griffith Foundation ("Griffith Foundation") has commenced a lawsuit against Windsor Beaver Creek, LLC and Dolphin in the District Court, Fourth Judicial District, Sheridan County, Wyoming, seeking a determination that an oil and gas lease dated January 19, 1999 covering approximately

14,456.88 acres in Townships 55 and 56 North, Ranges 80 and. 81 West, Sheridan County, Wyoming has terminated. The Griffith Foundation claims that, as of the expiration of the primary term of the lease on January 19, 2007, there had been no production of oil or gas on the lands covered by the lease. The Griffith Foundation seeks an order declaring the lease has terminated and for damages in an unspecified amount.  Windsor and Dolphin dispute the claims asserted by the Griffith Foundation and intend to defend this litigation.  No discovery has taken place and the Griffith Foundation has only recently filed a motion to set a scheduling conference and a trial date.

In August 2007, Dolphin (and Galaxy) filed complaints against the Wyoming Office of State Lands and Investments, Board of Land Commissioners ("Respondents") in the District Court, Laramie County, Wyoming. These actions seek relief from, and judicial review of, administrative actions taken by Respondents establishing excessive and unlawful bond requirements that were simultaneously disclosed and imposed on Dolphin and the Company on July 16, 2007, involving certain mineral leases administered by Respondents.  The two cases have been consolidated and briefs are to be filed by Galaxy and Dolphin by May 12, 2008.  The Wyoming Attorney General's Office has expressed a desire to further stay these cases, which Dolphin is considering.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock traded on the over-the-counter bulletin board (“OTCBB”) under the symbol “GAXI” from December 10, 2001 until November 22, 2005.  From November 23, 2005 to March 14, 2008, our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol GAX.  Since April 21, 2008, the common stock has been trading on the OTCBB under the symbol: "GAXI".  The following tables set forth the range of high and low sales prices for each fiscal quarter for the last two fiscal years.

AMEX
Fiscal Quarter Ending	High	Low

February 28, 2006 May 31, 2006 August 31, 2006 November 30, 2006	$1.07 $1.24 $0.90 $0.43	$1.01 $0.85 $0.36 $0.26

February 28, 2007 May 31, 2007 August 31, 2007 November 30, 2007	$0.27 $0.23 $0.17 $0.11	$0.19 $0.14 $0.08 $0.05

On March 10, 2008, the closing price for the common stock was $0.051.

As of March 10, 2008, there were approximately 100 record holders of our common stock.

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

Performance Chart

The following chart shows the changes in the value of $100, over the period of November 2002, when the company began trading, until November 30, 2007, invested in: (1) Galaxy Energy Corporation; (2) the NASDAQ Market Index; and (3) a peer group consisting of the 28 publicly-held companies in the S&P Small Cap Energy Index.  The year-end value of each investment is based on share price appreciation and assumes that $100 was invested on November 30, 2002 and that all dividends were reinvested.  Calculations exclude trading commissions and taxes.  The comparison of past performance in the graph is required by the SEC and is not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Analysis
	11/30/2002	11/30/2003	11/30/2004	11/30/2005	11/30/2006	11/30/2007
Galaxy Energy Corporation	$100.00	$199.14	$122.61	$107.20	$22.48	$4.41
S&P SC Energy Index	$100.00	$131.91	$234.56	$337.67	$424.40	$473.69
AMEX Composite	$100.00	$135.12	$173.01	$249.06	$304.97	$347.82
Source:  CTA Integrated Communications www.ctaintegrated.com (303) 665-4200.  Data from ReutersBRIDGE Data Networks

ITEM 6.             SELECTED FINANCIAL DATA.

The table sets forth selected financial data, derived from the consolidated financial statements, regarding our financial position and results of operations as of the dates indicated.

	Year ended November 30,
	2007	2006	2005	2004	2003
Summary of Operations:
Revenue	$480,755	$1,274,116	$1,538,342	$122,455	$-
Lease operating costs	991,342	781,136	965,069	59,247	-
General & administrative expense	3,693,994	5,016,534	5,316,588	3,517,218	2,095,495
Depreciation, depletion and amortization	586,125	779,446	1,887,074	77,390	-
Impairment of oil and gas properties	3,866,195	1,328,432	5,273,795	-	-
Net (loss)	(20,020,143)	(26,163,107)	(24,876,200)	(9,831,104)	(2,579,595)
Net (loss) per share	(0.24)	(0.36)	(0.37)	(0.18)	(0.08)

	As of November 30,
	2007	2006	2005	2004	2003
Balance Sheet:
Working capital (deficiency)	$(49,352,427)	$(19,868,880)	$(7,085,181)	$(626,108)	$1,756,776
Cash and cash equivalents	12,542	608,180	1,328,469	10,513,847	2,239,520
Oil and gas properties, net	43,118,752	44,793,140	44,358,725	37,491,529	2,799,720
Total assets	43,797,124	47,760,258	48,459,378	49,648,165	5,655,433
Long-term debt	2,971,654	16,881,267	11,188,252	10,915,928	2,483,557
Stockholders’ equity (deficit)	(10,581,200)	7,919,911	25,418,378	26,681,207	2,634,559

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview and Plan of Operation

We have spent our time since inception obtaining oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines.  Most of this funding has been high-interest debt financing.

Our tasks now are to establish reserves on our properties and to place our properties into production.  As of March 31, 2008, approximately 30 wells were delivering natural gas into sales pipelines from the West Recluse field and the Piceance Basin wells.  We currently are producing about 160,000 cubic feet per day.  The production is not sufficient to fund our planned operations, debt repayment and commitments.

At November 30, 2007, our working capital deficit was approximately $49.4 million.  We have contractual obligations due by November 30, 2008 of approximately $48.1million, as explained more fully below.  To meet these obligations and working capital needs, we have been attempting to sell assets and to raise additional capital.

Proceedings under Chapter 11

On March 14, 2008, we and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the “Court”).  We and Dolphin will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan..

Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing.  In addition, as a debtor-in-possession, we have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

It is our intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact our Chapter 11 cases and any reorganization plan will have on the trading market for our stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

It is likely that at least a portion of our oil and gas assets will be offered for sale to potential buyers as part of our bankruptcy reorganization; however there is no assurance a sale will be completed or that we will realize the full carrying value of the assets in such a sale.  If that were to occur, we may be required to write off a portion of the carrying value of such properties and such write-off could be material.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss $86,686,660 for the period from inception to November 30, 2007.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Liquidity and Capital Resources

Operating Activities.  For the 2007 fiscal year, we used $4,309,208 for operating activities, as compared to $6,077,479 for fiscal 2006.  Among the larger adjustments to reconcile the net loss of $20,020,143 to net cash used by operating activities for fiscal 2007 was $5,331,895 for amortization of discount and deferred financing costs on convertible debt and impairment of oil and gas properties of $3,866,195.  In contrast, the adjustments for fiscal 2006 to the net loss of $26,163,107 included $10,611,349 for amortization of discount and deferred financing costs on convertible debt, $3,457,101 for financing costs, and $1,328,432 for impairment of oil and gas properties.

Investing Activities.  We used $2,044,702 for net investing activities, after recoveries, in fiscal 2007, as compared to $2,431,777 and $19,141,078 in fiscal 2006 and 2005, respectively.  We used substantially less cash for additions to oil and gas properties in 2007, $2,129,026 compared to $4,145,612 and $18,873,239 in 2006 and 2005, respectively.  The significant decrease in cash expenditures reflects: (1) our capital constraints during the year and (2) our focus on the Piceance Basin operations rather that the Powder River as in earlier years.

Financing Activities.  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of approximately $80,597,814 through the period ended November 30, 2007.  Financing activities provided cash of $5,758,272 in fiscal 2007, as compared to $7,788,967 and $15,742,472 in fiscal 2006 and 2005, respectively.

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

In August and October 2004, we completed two tranches of a private placement of senior secured convertible notes (the “2004 Notes”) and warrants (the “2004 Warrants”).  Gross proceeds from the initial tranche were $15,000,000, while gross proceeds from the second tranche were $5,000,000.  The 2004 Notes paid interest at the prime rate plus 7.25% per annum, originally matured two years from the date of issue, were collateralized by substantially all of our assets, and were originally convertible into 10,695,187 shares of our common stock based on a conversion price of $1.87 per share.  In January 2005, under the terms of the 2004 Notes, we were required to pay accumulated interest to that date.  Commencing on March 1, 2005 we were required to make monthly payments of principal in the amount of $833,333 plus accrued interest.  For the year ended November 30, 2005, we made total payments on the 2004 Notes of $10,152,666 consisting of $7,500,000 in principal repayments and $2,652,666 of interest.  Of that amount we paid $8,337,748, or 82% of the total payment, using shares of common stock.  The 2004 notes were paid in full during the year ended November 30, 2007. Note purchasers received the three-year, 2004 Warrants, which originally allowed the holders to purchase 5,194,806 shares of common stock at $1.54 per share.

On March 1, 2005, we completed a private placement of $7,695,000 in senior subordinated convertible notes (the “March 2005 Notes”) to a group of accredited investors to fund our entry into our Piceance Basin project.  The March 2005 Notes were originally payable on April 30, 2007 (but are subordinated in payment to the 2004 Notes), accrue interest at the prime rate plus 6.75% per annum, adjusted quarterly and payable at maturity, and were originally convertible into 4,093,086 shares of our common stock based on a conversion price of $1.88 per share.  March 2005 Note purchasers received three-year warrants (the “2005 Warrants”), which originally allowed the holders to purchase 1,637,234 shares of common stock at $1.88 per share.  The April 30, 2007 maturity date has since been extended to May 31, 2008.

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

On December 1, 2005, we entered into a Waiver and Amendment Agreement (the “2005 Waiver and Amendment”) with the holders of the 2004 Notes and the holders of the May 2005 Notes.  Under the agreement, we and the holders waived all claims in connection with Dolphin Energy Corporation, our wholly-owned subsidiary, having entered into a Third Amendment to Participation Agreement with our partner in our Piceance Basin project, Exxel Energy Corporation as of October 4, 2005.  The Third Amendment set the working interest between us and Exxel at 25%/75%, consistent with the original intent of the parties.  As such, the Third Amendment clarified that Exxel was obligated to pay the next $14 million in project costs to bring its payments to 75% of the total costs, thereby adjusting for us having paid about 50% of the land cost to get the project started.

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

On November 29, 2006, the Company and the holders of the 2004 Notes and May 2005 Notes entered into a Waiver and Amendment Agreement.  The Company had earlier notified the holders of the 2004 Notes and May 2005 Notes of the fact that our accounts payable had exceeded the permitted $2,500,000 ceiling set forth in the 2004 Notes and May 2005 Notes, thereby resulting in a Triggering Event under the terms of the Notes as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  The increased principal in the amount of $2,500,000 was included in interest expense during the year ended November 30, 2006.  We and the holders also agreed to waive any future Triggering Event that might result from our accounts payable exceeding $2,500,000.  However, if our accounts payable should exceed $5,000,000, it would result in an immediate breach of the Notes.  We and the holders agreed to other amendments with respect to the 2004 Notes and May 2005 Notes and warrants previously issued by us to the holders.

On December 29, 2006, we entered into a Purchase and Sale Agreement (“PSA”) with PetroHunter Energy Corporation (“PetroHunter”), a related party, to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets was $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  The sale was not completed.

As part of the PSA, PetroHunter was required and did make an earnest money deposit of $2.0 million in January 2007.  In the event the closing did not occur for any reason other than a material breach by PetroHunter, the deposit was to convert into a promissory note, payable to PetroHunter, as an unsecured subordinated debt, which was to be payable only after repayment of our senior indebtedness.

PetroHunter became the contract operator of the Powder River Basin assets beginning January 1, 2007.  At closing, the operating expenses incurred by PetroHunter as the contract operator were to be credited toward the purchase price, or if closing did not occur, would be added to the principal amount of the promissory note.  When the PSA expired by its terms on August 31, 2007, we issued a promissory note to PetroHunter in the amount of $2,493,777, which accrues interest at 8.5% per annum.

We obtained the consent of the holders of the 2004 Notes and May 2005 Notes to the proposed sale of our Powder River Basin assets (the “PRB Sale”) to PetroHunter Energy Corporation.  Such consent was required as the holders have a security interest covering these assets.  As a condition to the note holders’ consent, the PRB Sale was to be completed by March 31, 2007 and we had to be in compliance with the November 2006 Waiver and Amendment Agreement and all of our obligations under the various agreements with the note holders.

Because the PRB Sale was not consummated by January 31, 2007, we issued 2,000,000 additional shares of our common stock to the holders in order to maintain their consent to the PRB Sale, as required under the Waiver and Amendment Agreement.  We agreed to register these shares, and as we have not as of November 30, 2007, the costs classified as deferred selling costs ($410,175) were expensed to interest expense during the year ended November 30, 2007.

During the year ended November 30, 2006, we issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Trust, a related party.  One of the trustees of the Bruner Trust is Marc E. Bruner, the president and a director of the company.  Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

On November 16, 2007, the Company and the holders of the May 2005 Notes entered into an Amendment Agreement.  The Amendment Agreement amended the May 2005 Notes and the related Securities Purchase Agreement to effect the following:

•	Monthly principal payments of $500,000;
•	A $6,000,000 principal payment by March 1, 2008; and
•	A final balloon payment of any remaining amounts owed under the May 2005 Notes by October 1, 2008.

In addition, cash proceeds from any sales of Galaxy’s assets are to be used to repay the May 2005 Notes.

During the year ended November 30, 2007, Galaxy entered into subordinated unsecured promissory notes with the Bruner Trust totaling $8.1 million with interest accruing at 8% per annum and matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.  Subsequent to November 30, 2007, the Company has continued to receive advances from the Bruner Family Trust.  Subordinated unsecured promissory notes totaling $3,000,000 were issued in December, 2007, and January, February and March, 2008.

Working Capital Deficiency.  As of November 30, 2007, we had a working capital deficiency of approximately $49.4 million compared to a working capital deficiency of approximately $19.9 million at November 30, 2006.  Included in current liabilities at November 30, 2007 is the current portion of debt and related party debt of approximately $42.2 million, compared to approximately $17.8 million at November 30, 2006.

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

Schedule of Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of November 30, 2007.

	Payments due by period
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable (2)
Principal	$26,695,000	$24,195,000	$2,500,000	$ -	$ -
Interest	5,016,797	4,473,304	543,493	-	-
Notes Payable – related party
Principal	18,143,505	18,143,505	-	-	-
Interest	1,330,174	1,330,174	-	-	-
Asset retirement obligations (3)	1,924,883	-	-	-	1,924,883
Office and equipment leases	289,384	107,834	135,438	46,112	--
TOTAL	$53,185,370	$48,107,283	$3,107,092	$46,112	$1,924,883
___________________
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

(3)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance.

Results of Operations

Year Ended November 30, 2007 Compared to Year Ended November 30, 2006.  During the year ended November 30, 2007, revenues from natural gas sales decreased to $480,755 from $1,194,642 the year before.  A total of 113,832 Mcf of natural gas in 2007 was sold, compared to 40 wells that sold 210,439 Mcf in 2006. The decrease is due to the Company shutting down some of its production during the summer months of 2007 due to the realized gas prices of less than $1 per mcf.  Certain of the wells had mechanical issues that were not repaired also due to the low gas prices. Average prices received for gas sold decreased to $4.17 in 2007 from $5.68 in 2006.  Lease operating and production tax expenses increased in 2007 to $991,342 or $8.71/Mcf, compared to $781,136 or $3.71/Mcf the year before.  This increase reflects the effect of our dewatering efforts.  Depreciation, depletion and amortization expense (“DD&A”) of $586,125 in 2007 is a decrease from the 2006 amount of $779,446.  The decrease was caused by the decrease in production volumes and a decrease in the amortization base following the impairment write-downs of $6,051,195 and $1,328,432 in fiscal 2007 and 2006, respectively.  The impairment write-downs represented the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.

For the year ended November 30, 2007 and 2006, we incurred general and administrative expenses of $3,693,994 and $5,016,534, respectively, as summarized below:

	2007	2006
Stock based compensation	$1,109,032	$1,525,752
Salaries and benefits	823,082	940,803
Professional and consulting fees	115,346	281,707
Investor relations	436,398	814,745
Legal	411,399	480,607
Travel and entertainment	57,920	99,960
Office lease and expenses	145,351	213,008
Audit and accounting	230,388	275,287
Directors fees	189,000	198,774
Prospect generation, maintenance and presentation	25,451	29,716
Insurance and other	150,627	156,174
Total	$3,693,994	$5,016,534

Significant year-to-year variances include:
•	a decrease in stock based compensations expenses due to forfeitures by individuals who have left the Company.
•	a decrease in salary and benefits expenses due to individuals who have left the Company.
•	a decrease in professional/consulting fees and investor relations fees due to lower activity.
•	a decrease in travel and entertainment expenses due to a reduction in new venture and investor relations activity.
•	a decrease in office expenses due to lower activity.

Interest income for the year ended November 30, 2007 includes interest income earned on cash deposits in commercial banks of $25,998 compared to $15,614 of interest income during the same period in 2006.  The increase in interest income reflects the balances of cash on deposit in 2007, as a result of the reduced activity of the Company.

Interest and financing costs decreased to $11,389,240 in 2007 from $19,547,289 in 2006 primarily reflecting the reduction in amortization of discount to $2,848,556 in 2007 from $10,300,875 in 2006.  The table below summarizes interest and financing costs for the years ended November 30, 2007 and 2006.

	2007	2006
Interest on outstanding debt	$5,762,347	$4,858,276
Amortization of discount	2,848,556	10,300,875
Amortization of deferred finance costs	190,146	310,474
Discount on shares issued upon conversion of principal and interest at below market rates	-	545,563
Write-off of unamortized discount and deferred financing costs upon issuance of new debt	2,293,191	3,457,101
Other	295,000	75,000
Total	$11,389,240	$19,547,289

Significant year-to-year variances include:
•	an increase in interest expense due to full year interest on the April 2006 Notes and June 2006 Notes and additional borrowings from the Bruner Family Trust.
•	a decrease in amortization of discount due to the repayment of the March 2004 Notes and the restructure of the May 2005 Notes.
•
a decrease in the write-off of unamortized discount and deferred financing costs upon issuance of new debt due to the restructure of the 2004 Notes during 2006 and the amendment to the 2005 Notes during 2006.

•	an increase in other expenses due to the amounts due to the senior lenders in accordance with the registration rights agreement.

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

Significant year-to-year variances include: - on all these you should be more specific as to why the $ change -
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

•
Professional and consulting fees in 2005 included $732,687 recorded as consulting fees representing the fair value of the overriding royalty interest assigned to a consultant.  No such amount was recorded in 2006.  The Company’s termination of the consulting agreement with the founder of the Company effective March 1, 2006 reduced consulting fees by $90,000 in 2006 compared to 2005 and lower.  We also recorded lower consulting fees for professional engineering ($70,000) following the reclassification of a former consultant to employee, and geological consulting expenses ($40,000).

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

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves.  Costs related to undeveloped oil and gas properties are excluded from the ceiling tests.  Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes.  Should this comparison indicate an excess carrying value, the excess is charged against earnings.  For the years ended November 30, 2007, 2006 and 2005, we recognized impairment expense of $3,866,195, $1,328,432 and $5,273,795, respectively, representing the excess of capitalized costs over the ceiling amount.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of November 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are:

Name	Age	Position
Marc E. Bruner	34	President and Director
Christopher Hardesty	63	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Cecil D. Gritz	64	Chief Operating Officer and Director
Nathan C. Collins	73	Director
Dr. James M. Edwards	63	Director
Robert Thomas Fetters, Jr.	68	Director
Ronald P. Trout	68	Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended November 30, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.              EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We believe that the skill and dedication of our executive officers and other management personnel are critical factors affecting our long-term success in meeting our objectives and fostering growth and profitability. In support of this, compensation programs have been designed to attract and retain a high level of talented leadership, to reward performance in accordance with results, to provide an incentive for future performance and to align PetroHunter executives’ long-term interests with those of the shareholders.

Our executive and key management compensation is comprised of three major components: (i) base salary adjusted annually by the Compensation Committee, (ii) cash bonuses awards based on individual performance and the performance of our Company, and (ii) stock option grants awarded based on individual performance and the performance of our Company.  The compensation mix of cash and stock options grants for the CEO is similar to that of other executive officers.

The Compensation Committee was established by the Board of Directors for the following purposes:
•	to assist the Board in its responsibility relating to fair and competitive compensation of key employees;
•
to assure that key employees, which includes all officers, are compensated in a manner consistent with the compensation philosophy and strategy of the Board and in compliance with the requirements of appropriated regulatory bodies and any exchange rules to which we may be subject;

•	to review and approve our compensation philosophy and our compensation programs, plans and awards;
•	to administer our long and short term incentive plans and stock option plans;

•	to review the compensation of our President and recommendations of the President as to appropriate compensation for the other executive officers and key personnel; and
•	to review and approve our general employee benefit plans as needed.

The Compensation Committee is composed of three members, Mr. Edwards, Mr. Fetters and Mr. Collins, all of whom are “independent” under the rules and regulations of the American Stock Exchange (“AMEX”).  For a director to be considered independent under the Listing Standards of AMEX, the board must affirmatively determine that the director has no direct or indirect material relationship with us.  The AMEX Listing Standards contain guidelines for determining whether a director should be considered independent.  These guidelines are used by the board in making determinations regarding independence.

The Compensation Committee makes all decisions concerning the compensation of executive officers, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options.  The Compensation Committee compares all compensation components for executive officers, at least annually, with data on similar positions at other organizations that are similar in number of employees, level of operations, gross revenue and total assets with which we compete for talent.  The Compensation Committee seeks the input of our President in evaluating the performance of all of our executive officers, excluding himself.  By recognizing individual contributions and the overall performance of our Company, the Compensation Committee practices are designed to attract, motivate, retain, and align the financial interests of key personnel with those of the shareholders.

The Compensation Committee used the analysis set forth below in its determination of the level of compensation for each of the following components of our 2007 compensation program.  The 2008 compensation program may change in light of the Company’s cash resources and other factors.

Base Salaries.  The base salaries of the named executive officers are reviewed annually by the Committee and future salary adjustments are reviewed by the Committee on an annual basis and recommended to the Board for final approval.  The Committee and the Board consider various factors for each executive officer, including, their position, the compensation of executive officers of comparable companies within the oil and natural gas industry, their performance, their industry experience, any increases in responsibilities and the recommendations of the President with respect to base salaries of the other executive officers.  Salaries for the named executive officers in fiscal 2007 are set forth in the “Summary Compensation Table” below and were determined by the Board based on the considerations described above.

Potential Cash Bonus Awards.  The Compensation Committee does not currently have a formal cash bonus plan.  Cash bonuses may be awarded from time to time for exceptional effort and performance.  The Compensation Committee will consider the achievements of the Company and the employee’s relationship thereto to determine the level of the cash bonus, if any, to be awarded.  The Compensation Committee will also consider the earnings of the Company, the return on stockholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects of the Company to determine the level of cash bonus awards, if any.

Stock Option Awards.  The Compensation Committee utilizes stock option awards to align the executives’ interests with those of the stockholders by giving each individual direct ownership in the Company.  The Compensation Committee also believes that these awards serve as a retention incentive since unvested stock grants and options may be forfeited if the executive leaves.  The Compensation Committee focuses on services rendered, our earnings, the return on stockholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects to determine the level of stock option awards, if any.

During the fiscal year ended November 30, 2007, options to purchase 60,000 shares of our common stock were granted to each of our four non-employee directors, pursuant to the policy that has been in place since March 1, 2004.  The Committee considered the grants made to directors to be appropriate in order to compensate such individuals for the responsibility and risk exposure assumed when serving in such positions, especially in light of the current financial condition of the Company.

Summary Compensation Information

The following table sets forth information about the remuneration of our chief executive officers and each of our next highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered during the year ended November 30, 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Bruner, President	2007	120,000	-0-	-0-	-0-	-0-	-0-	120,000

Cecil Gritz, Chief Operating Officer	2007	110,000	-0-	-0-	-0-	-0-	57,383(1)	167,383

Christopher Hardesty, Chief Financial Officer	2007	100,000	-0-	-0-	-0-	-0-	-0-	100,000

_______________
(1)	All other compensation consists of: $21,878 for commuting expenses, $22,100 for housing expenses and $13,405 for meals and other expenses.

We reimburse our officers and directors for reasonable expenses incurred during the performance of their duties for Galaxy Energy.  We do not have any pension benefits for any of our officers or employees.

Equity Compensation Plans and Plan-Based Awards

Stock Option Plan.  Our stockholders adopted a 2003 Stock Option Plan in May 2003, under which options to purchase up to 3,500,000 shares of common stock may be granted.  In October 2004, our stockholders approved an amendment to the plan that increased the aggregate number of shares of common stock authorized for issuance under the plan to 6,500,000.  The plan provides for the granting of incentive stock options to our employees and non-statutory options to our employees, advisors and consultants.  The compensation committee of our board of directors administers the plan.  The maximum aggregate number of common shares underlying all options to be granted to any one person may not exceed 60% of authorized options.

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

As of November 30, 2007, options to purchase 4,230,000 shares were outstanding at a weighted average exercise price of $1.99 per share and 2,270,000 options were available for future grant.

At November 30, 2007, stock options outstanding and available pursuant to our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,230,000	$1.99	2,270,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,230,000	$1.99	2,270,000

No stock options were granted during the years ended November 30, 2007 and 2006 to our named Executive Officers.  No options have been exercised by any of our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marc E. Bruner	562,500	187,500 (1)	--	2.64	4/6/2014
	55,000	45,000 (2)	--	1.34	12/2/2014
Cecil Gritz	468,750	156,250 (3)	--	2.64	4/6/2014
	55,000	45,000 (2)	--	1.34	12/2/2014
Christopher Hardesty	165,000	135,000(4)	--	1.34	12/2/2014
_________________________

(1)	These options vest at the rate of 37,500 per quarter beginning April 6, 2004.
(2)	These options vest at the rate of 5,000 per quarter beginning March 2, 2005.
(3)	These options vest at the rate of 31,250 per quarter beginning April 6, 2004.
(4)	These options vest at the rate of 15,000 per quarter beginning March 2, 2005.

Compensation of Directors

Since March 1, 2004, we have paid our outside directors $2,500 per month, plus an additional $500 per month for each committee on which they serve.  On January 1 of each year, we grant each of our outside directors options to purchase 60,000 shares of common stock, which vest immediately and are exercisable for ten years at the market price as of date of grant.  The options granted in January 2006 vested immediately and are exercisable through January 4, 2016 at $1.19 per share.  The options granted in January 2007 vested immediately and are exercisable through January 1, 2017 at $0.19 per share.  We have also granted 60,000 options to each of the directors in January 2008 that vest immediately and are exercisable through January 1, 2018 at $0.0325 per share.

The following table sets forth the compensation paid to our non-employee Directors for services rendered during the year ended November 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Nathan C. Collins	45,500(1)	60,000(2)	7,000	52,500
James M. Edwards	52,500(3)	60,000	7,000	59,500
Robert Thomas Fetters, Jr.	52,000(4)	60,000	7,000	59,000
Ronald P. Trout	39,000(5)	60,000	7,000	46,000
__________________
(1)	At November 30, 2007, we owed Mr. Collins $10,500 in directors’ fees.
(2)
Options to purchase 60,000 shares granted on January 1, 2007 were valued at $0.12 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions: volatility rate of 70%; risk-free interest rate of 4.25% based on a U.S. Treasury rate of five years; and a 5-year expected option life.  The options vested fully upon the January 1, 2007 grant date, are exercisable at $0.19 per share, and expire January 1, 2017.

(3)	At November 30, 2007, we owed Dr. Edwards $12,000 in directors’ fees.
(4)	At November 30, 2007, we owed Mr. Fetters $12,000 in directors’ fees.
(5)	At November 30, 2007, we owed Mr. Trout $9,000 in directors’ fees.

Report of the Compensation Committee of Galaxy Energy

The Compensation Committee of the Board of Directors is responsible for setting and administering the policies that govern the annual compensation and the long-term compensation for our executive officers.  The Compensation Committee for the year ended November 30, 2007 was composed of Dr.. Edwards, Mr. Fetters and Mr. Collins.  None of these directors is or was an officer of our Company or any of its subsidiaries.  The Compensation Committee makes all decisions concerning the compensation of executive officers who receive annual compensation in excess of $100,000, determines the total amount of bonuses, if any, to be paid and grants all awards of stock options.  The Compensation Committee’s compensation practices are designed to attract, motivate and retain key personnel by recognizing individual contributions, as well as the overall performance of our Company.  The Compensation Committee has reviewed and discussed the information included in the “Compensation Discussion and Analysis” above.  Based upon this review and discussion, the Compensation Committee has recommended to the Board of Directors that this information be included in the Galaxy Energy’s annual report.  The foregoing report is made by the Compensation Committee of our Board of Directors.

The Compensation Committee

Dr. James M. Edwards
Robert Thomas Fetters, Jr.
Nathan C. Collins

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 10, 2008:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	11,701,799 (3)	14.0%
Resource Venture Management 29 Blauenweg Metzerlen, Switzerland 4116	4,899,525	5.9%
Bruner Group, LLP 1775 Sherman Street #1375 Denver, Colorado 80203	4,500,000	5.4%
Marc E. Bruner	2,202,500 (4)	2.6%
Cecil D. Gritz	596,250 (5)	0.7%
Dr. James Edwards	360,000 (6)	0.4%
Robert Thomas Fetters, Jr.	300,000 (7)	0.4%
Nathan C. Collins	300,000 (7)	0.4%
Christopher S. Hardesty	211,000 (8)	0.3%
Ronald P. Trout	120,000 (9)	0.1%
All officers and directors as a group (7 persons)	4,089,750 (10)	4.9%
__________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 83,661,968 shares of Common Stock outstanding as of March 10, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 10, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Included in Mr. Bruner’s share ownership are shares owned of record by Resource Venture Management and Bruner Group, LLP.  Mr. Bruner is a control person of both these entities.  Also included in Mr. Bruner’s share ownership are 203,390 shares issuable upon exercise of warrants.

(4)	Includes 702,500 shares issuable upon exercise of vested stock options.
(5)	Includes 596,250 shares issuable upon exercise of vested stock options.
(6)	Includes 360,000 shares issuable upon exercise of vested stock options.
(7)	Includes 300,000 shares issuable upon exercise of vested stock options.
(8)	Includes 195,000 shares issuable upon exercise of vested stock options.
(9)	Includes 120,000 shares issuable upon exercise of vested stock options.
(10)	Includes 2,573,750 shares issuable upon exercise of stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Marc A. Bruner/Resource Venture Management

Marc A. Bruner is one of our principal shareholders, one of the founders of Dolphin, and the father of Marc E. Bruner, who serves as our president, chief executive officer and a director.  We utilize the services of Marc A. Bruner as a consultant and pay for his services through his company, Resource Venture Management.  Resource Venture Management currently has only one employee, Marc A. Bruner.  During years ended November 30, 2007, 2006 and 2005, we paid management fees of $-0-, $30,000 and $120,000, respectively, to Resource Venture Management.  We also incurred other costs and expenses of $-0-, $-0- and $30,000 with Resource Venture Management for those same periods, of which $-0-, $-0-, and $12,079 remained outstanding as of the respective period ends.

Harbor Petroleum, LLC and Florida Energy, Inc.

We used the services of Harbor Petroleum, LLC to acquire oil, gas and mineral interest leases in Rusk and Nacogdoches counties, Texas.  Harbor Petroleum is 50%-owned and managed by Cecil Gritz, our chief operating officer and one of our directors.  As of November 30, 2007, we held leases covering approximately 1,955 net acres.  While the leases are in the names of Harbor Petroleum or Florida Energy, Inc., such leases have been assigned to Dolphin.  Florida Energy is owned and controlled by Stephen E. Bruner, the brother of Marc A. Bruner, our controlling shareholder, and the uncle of Marc E. Bruner, our president.

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

During the year ended November 30, 2005, we incurred costs and expenses with Harbor of $41,681.  Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500.  Reimbursement of costs advanced by Harbor on behalf of us of $14,181 was paid during the year ended November 30, 2005.  We did not make any payments to Harbor during the years ended November 30, 2007 and 2006.

Thomas Fails/ Pannonian International

In connection with the acquisition of Pannonian, we assumed liabilities due from Pannonian to related parties, including advances from Marc A. Bruner of $39,500; notes payable and accrued interest due to the Thomas G. Fails, President of Pannonian, of $37,508; notes payable and accrued interest to a company wholly owned by Mr. Fails of $44,400; and accounts payable to directors of the company for services rendered and costs advanced of $63,346.  As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian were paid in full.  As of November 30, 2007, 2006 and 2005, we owed Mr. Fails approximately $3,000, $10,000 and $37,400 for office and personnel expenses advanced by him.  These amounts are included in accounts payable, related as of the respective dates.

Brian Hughes

In April 2004, we executed a strategic consulting agreement with Brian Hughes, who was a member of our Advisory Committee.  Under the terms of the agreement, the individual was to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on our acreage in the Powder River Basin in Wyoming and Montana.  In addition, we agreed to pay an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%.  During the year ended November 30, 2005, we paid Mr. Hughes $21,250 in location fees.  During the year ended November 30, 2005, we assigned overriding royalty interests with a fair value of $732,687 to Mr. Hughes.  We did not pay any location or consulting fees to Mr. Hughes during the years ended November 30, 2007 or 2006.

Exxel Energy Corp.

On March 2, 2005, we entered into a Lease Acquisition and Development Agreement (the “Agreement”) with Apollo Energy LLC and ATEC Energy Ventures, LLC (the “Sellers”) to acquire an initial 58-1/3% working interest in unevaluated oil and gas properties in the Piceance Basin in Colorado, by depositing $7,000,000 in escrow.  During the six months ended August 31, 2005 we paid from escrow a total $7,022,088 to acquire undeveloped leases in the area.  Because the Sellers were not willing to enter into the Agreement with us without having some agreement regarding the remaining 41-2/3% working interest in the subject properties, we entered into a Participation Agreement with Marc A. Bruner to acquire all or a portion of the remaining 41-2/3% working interest in the subject properties.  Mr. Bruner subsequently assigned his rights under the Agreement to an unrelated third party, Exxel Energy Corp. (“Exxel”).  In exchange for the assignment of his rights and obligations to Exxel, he received a significant ownership percentage of Exxel, thereby establishing Exxel as a related party to Galaxy.

The terms of the Participation Agreement as amended, required the Exxel to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project.  During the year ended November 30, 2006, we, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by us and Exxel.  In accordance with the terms of the Participation Agreement, Exxel paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs.  As of November 30, 2006, Exxel owed us $923,172 for our share of joint venture costs and management fees.  This amount was paid by Exxel in December 2006 and February 2007.  The amount due from Exxel at November 30, 2007 was not significant.  In addition, we recorded $56,000 and $1,696,000 in fees from Exxel as compensation for management of the drilling program during the years ended November 30, 2007 and 2006.  These amounts were recorded as a reduction to related exploration costs incurred by us.

Falcon Oil & Gas Ltd.

In June 2005, we entered into a farmout agreement with Falcon Oil & Gas Ltd. (“Falcon”) to evaluate the 21,538-gross acre concession held by our subsidiary in the Jiu Valley Coal Basin in Romania.  Marc A. Bruner is the Chairman of the Board, President and CEO of Falcon.  The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and a second optional well on the concession, and to pay us $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession.  We recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  We completed the drilling of an initial well, which was later plugged and abandoned.  Falcon has asked for government approval to return the concession to the Romanian acreage inventory.  We and Falcon are currently assessing a long term plan with respect to other prospects in Romania

PetroHunter Energy Corporation

During the year ended November 30, 2006, we entered into an agreement with PetroHunter Energy Corporation (“PetroHunter”) to utilize a drilling rig owned and operated by a non-related third party drilling contractor.  Marc A. Bruner is the largest beneficial shareholder of PetroHunter.  The contract called for drilling costs incurred on our well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to us.  We paid PetroHunter $703,970 under this arrangement during the year ended November 30, 2007.  As of November 30,

2006, we owed PetroHunter $8,860 under the terms of the agreement.  We subsequently paid this amount to PetroHunter in January 2007.

On December 29, 2006, we entered into a Purchase and Sale Agreement (the “PSA”) with PetroHunter and its wholly owned subsidiary, PetroHunter Operating Company.  Pursuant to the PSA, we agreed to sell all of our oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  This transaction was not completed.

As part of the PSA, PetroHunter was required and did make an initial earnest money payment of $2,000,000.  In the event the closing did not occur for any reason other than a material breach by PetroHunter, the deposit was to convert into a promissory note, payable to PetroHunter, as an unsecured subordinated debt, which was to be payable only after repayment of our senior indebtedness.

PetroHunter became the contract operator of the Powder River Basin assets beginning January 1, 2007.  At closing, the operating expenses incurred by PetroHunter as the contract operator were to be credited toward the purchase price, or if closing did not occur, would be added to the principal amount of the promissory note.

When the PSA expired by its terms on August 31, 2007, we issued a promissory note to PetroHunter in the amount of $2,493,777, which accrues interest at 8.5% per annum.

Bruner Family Trust

During the year ended November 30, 2006, we issued four separate subordinated unsecured promissory notes for a total of $5,500,000 in favor of Bruner Trust, a related party.  One of the trustees of the Bruner Trust is Marc E. Bruner, the president and a director of the company.  Interest accrues at the rate of 8% per annum and the note matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.

During the year ended November 30, 2007, we entered into subordinated unsecured promissory notes with the Bruner Trust totaling $8.1 million with interest accruing at 8% per annum and matures at the later of 120 days from issue or the time at which our senior indebtedness has been paid in full.  Subsequent to November 30, 2007, we have continued to receive advances from the Bruner Trust.  Subordinated unsecured promissory notes totaling $3,000,000 were issued in December, 2007, and January, February and March 2008.

In October 2006, the Bruner Trust acquired a promissory note that we originally issued to DAR LLC in consideration for certain oil and gas properties in the amount of $2,600,000.  As of November 30, 2007, the remaining balance of the note payable was $2,049,728.  The note accrues interest at the rate of 12% per annum and was due on December 1, 2006.   The Bruner Trust has entered into various forbearance agreements, agreeing to forbear for enforcing its rights arising from our failure to make payment on the note by the due date.  As of November 30, 2007, the Bruner Trust agreed to forbear from enforcing its rights until May 31, 2008.

On April 11, 2008, the United States Bankruptcy Court for the District of Colorado approved interim post-petition financing to us and Dolphin of $308,000 by Bruner Trust, pursuant to the terms of a Loan Agreement dated as of April 14, 2008.  We requested this amount to avoid immediate and irreparable harm.  At a hearing held April 28, 2008, the Bankruptcy Court entered a final order authorizing us to borrow up to $4,485,250 pursuant to the terms of the Loan Agreement.  The Loan Agreement provides for interest at the rate of 10% per annum and maturity of the loan on the earlier of (i) the closing of any transaction pursuant to which any third party acquires substantially all of our or Dolphin’s assets; (ii) the conversion of our or Dolphin’s bankruptcy case to a case under chapter 7 of the Bankruptcy Code; (iii) the dismissal of either of the bankruptcy cases; (iv) the date on which any chapter 11 plan of reorganization becomes effective; (v) the occurrence of an Event of Default (as defined in the Loan Agreement) or (vi) November 15, 2008.  The Loan is secured by a lien on all of our and Dolphin’s assets.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended November 30, 2007, Hein & Associates LLP (“Hein”) is expected to bill approximately $117,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

For the fiscal year ended November 30, 2006, Hein & Associates LLP (“Hein”) billed $140,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

For the fiscal years ended November 30, 2007 and 2006, Hein billed $-0- and $263, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

There were no fees billed by Hein, other than for the services described above, for fiscal years 2007 and 2006.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements:

The following documents are either filed herewith or incorporated herein by reference:

The audited consolidated financial statements of Galaxy Energy Corporation and subsidiaries as of November 30, 2007 and 2006 and for each of the three years in the period ended November 30, 2007, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements” set forth in Item 8.

Financial Statement Schedules:

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits:

Regulation S-K Number	Exhibit
2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
2.2	Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (2)
2.3	Third Amendment to Purchase and Sale Agreement dated March 30, 2007 (3)
2.4	Fourth Amendment to Purchase and Sale Agreement dated April 30, 2007 (4)
2.5	Fifth Amendment to Purchase and Sale Agreement dated May 31, 2007 (5)
2.6	Sixth Amendment to Purchase and Sale Agreement dated June 30, 2007 (6)
2.7	Seventh Amendment to Purchase and Sale Agreement dated July 31, 2007 (7)
3.1	Articles of Incorporation (8)
3.2	Articles of Amendment to Articles of Incorporation (9)(10)
3.3	Bylaws (8)
10.1	2003 Stock Option Plan (9)
10.2	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (11)
10.3	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (11)
10.4	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)
10.5	Form of Note (11)
10.6	Form of Common Stock Purchase Warrant (11)
10.7	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (11)
10.8	Subordination Agreement (11)
10.9	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (12)
10.10	Second Amendment to Participation Agreement dated May 24, 2005 (13)
10.11	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (14)
10.12	Form of Note (14)

Regulation S-K Number	Exhibit
10.13	Form of Qualifying Issuance Warrants (14)
10.14	Form of Repurchase Warrants (14)
10.15	Form of Registration Rights Agreement (14)
10.16	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (14)
10.17	Form of Mortgage Amendment (14)
10.18	Form of Waiver and Amendment to 2004 Notes and Warrants (15)
10.19	Form of Waiver and Amendment to March 2005 Notes and Warrants (14)
10.20	Form of Conveyances of Overriding Royalty Interests (14)
10.21	Form of March 2005 Subordination Agreement (14)
10.22	Second Amendment to Lease Acquisition and Development Agreement (16)
10.23	Third Amendment to Participation Agreement dated October 4, 2005 (17)
10.24	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (18)
10.25	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (19)
10.26	Form of Debenture (19)
10.27	Form of Warrant (19)
10.28	Form of Subordination Agreement (19)
10.29	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (20)
10.30	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (21)
10.31	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (22)
10.32	Subordination Agreement dated September 28, 2006 (22)
10.33	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (23)
10.34	Subordination Agreement dated November 1, 2006 (23)
10.35	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (24)
10.36	Subordination Agreement dated November 13, 2006 (24)
10.37	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (25)
10.38	Registration Rights Agreement dated November 29, 2006 (25)
10.39	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (26)
10.40	Subordination Agreement dated November 30, 2006 (26)
10.41	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (27)
10.42	Subordination Agreement dated February 1, 2007 (27)
10.43	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (28)
10.44	Subordination Agreement dated February 26, 2007 (28)
10.45	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (29)
10.46	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (30)
10.47	Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (31)
10.48	Subordination Agreement dated March 30, 2007 (31)
10.49	Subordinated Unsecured Promissory Note dated April 25, 2007 to Bruner Family Trust UTD March 28, 2005 (32)

Regulation S-K Number	Exhibit
10.50	Subordination Agreement dated April 25, 2007 (32)
10.51	Subordinated Unsecured Promissory Note dated May 4, 2007 to Bruner Family Trust UTD March 28, 2005 (33)
10.52	Subordination Agreement dated May 4, 2007 (33)
10.53	Subordinated Unsecured Promissory Note dated August 31, 2007 to Bruner Family Trust UTD March 28, 2005 (34)
10.54	Subordination Agreement dated August 31, 2007 (34)
10.55	Subordinated Unsecured Promissory Note dated June 29, 2007 to Bruner Family Trust UTD March 28, 2005 (35)
10.56	Subordination Agreement dated June 29, 2007 (35)
10.57	Amended Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective June 30, 2007 (36)
10.58	Subordinated Unsecured Promissory Note dated August 22, 2007 to Bruner Family Trust UTD March 28, 2005 (37)
10.59	Subordination Agreement dated August 22, 2007 (37)
10.60	Subordinated Unsecured Promissory Note dated August 29, 2007 to Bruner Family Trust UTD March 28, 2005 (38)
10.61	Subordination Agreement dated August 29, 2007 (38)
10.62	Subordinated Unsecured Promissory Note dated September 28, 2007 to Bruner Family Trust UTD March 28, 2005 (39)
10.63	Subordination Agreement dated September 28, 2007 (39)
10.64	Subordinated Unsecured Promissory Note dated October 11, 2007 to Bruner Family Trust UTD March 28, 2005 (40)
10.65	Subordination Agreement dated October 11, 2007 (40)
10.66	October 2007 Amendment and Agreement as to 2005 Subordinated Notes (41)
10.67	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (42)
10.68	Subordination Agreement dated November 2, 2007 (42)
10.69	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (43)
10.70	Subordination Agreement dated November 2, 2007 (43)
10.71	November 2007 Amendment Agreement dated November 16, 2007 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (44)
10.72	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (45)
10.73	Subordination Agreement dated December 3, 2007 (45)
10.74	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (46)
10.75	Subordination Agreement dated December 3, 2007 (46)
10.76	Subordinated Unsecured Promissory Note dated December 28, 2007 to Partner Marketing AG (47)
10.77	Subordination Agreement dated December 28, 2007 (47)
10.78	Subordinated Unsecured Promissory Note dated December 31, 2007 to Bruner Family Trust UTD March 28, 2005 (48)
10.79	Subordination Agreement dated December 31, 2007 (48)
10.80	Subordinated Unsecured Promissory Note dated January 15, 2008 to Bruner Family Trust UTD March 28, 2005 (49)
10.81	Subordination Agreement dated January 15, 2008 (49)
10.82	Subordinated Unsecured Promissory Note dated January 30, 2008 to Bruner Family Trust UTD March 28, 2005 (50)
10.83	Subordination Agreement dated January 30, 2008 (50)

Regulation S-K Number	Exhibit
10.84	Subordinated Unsecured Promissory Note dated February 14, 2008 to Bruner Family Trust UTD March 28, 2005 (51)
10.85	Subordination Agreement dated February 14, 2008 (51)
10.86	Subordinated Unsecured Promissory Note dated March 3, 2008 to Bruner Family Trust UTD March 28, 2005 (52)
10.87	Subordination Agreement dated March 3, 2008 (52)
10.88	Unsecured Promissory Note dated March 13, 2008 to Bruner Family Trust UTD March 28, 2005 (53)
10.89	Loan Agreement dated as of April 14, 2008 among Galaxy Energy Corporation and Dolphin Energy Corporation, Borrowers, and Bruner Family Trust, Lender (54)
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates LLP dated March __, 2008
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
________________________
(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 1-32682.
(2)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated December 29, 2006, filed March 1, 2007, file number 1-32682.
(3)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated December 29, 2006, filed April 2, 2007, file number 1-32682.
(4)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated December 29, 2006, filed May 1, 2007, file number 1-32682.
(5)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated December 29, 2006, filed June 1, 2007 , file number 1-32682.
(6)	Incorporated by reference to the exhibits to amendment no. 5 to the registrant’s current report on Form 8-K dated December 29, 2006, filed July 2, 2007, file number 1-32682.
(7)	Incorporated by reference to the exhibits to amendment no. 6 to the registrant’s current report on Form 8-K dated December 29, 2006, filed August 1, 2007, file number 1-32682.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(9)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005, file number 0-32237.
(13)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005, file number 0-32237.
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(15)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(16)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.

(17)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 1-32682.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 1-32682.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 1-32682.
(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 1-32682.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 1-32682.
(23)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 1-32682.
(24)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 1-32682.
(25)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 1-32682.
(26)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 1-32682.
(27)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 1-32682.
(28)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 1-32682.
(29)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 1-32682.
(30)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 1-32682.
(31)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 1-32682.
(32)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2007, filed April 27, 2007, file number 1-32682.
(33)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 4, 2007, filed May 8, 2007, file number 1-32682.
(34)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 31, 2007, filed June 29, 2007, file number 1-32682.
(35)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 29, 2007, filed July 2, 2007, file number 1-32682.
(36)	Incorporated by reference to the exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended May 31, 2007, filed July 16, 2007, file number 1-32682.
(37)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 22, 2007, filed August 23, 2007, file number 1-32682.
(38)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 29, 2007, filed August 29, 2007, file number 1-32682.
(39)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2007, filed October 2, 2007, file number 1-32682.
(40)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 11, 2007, filed October 15, 2007, file number 1-32682.
(41)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 31, 2007, filed November 6, 2007, file number 1-32682.
(42)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 2, 2007, filed November 8, 2007, file number 1-32682.
(43)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 9, 2007, filed November 15, 2007, file number 1-32682.
(44)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 16, 2007, filed November 19, 2007, file number 1-32682.

(45)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 3, 2007, filed December 4, 2007, file number 1-32682.
(46)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 14, 2007, filed December 18, 2007, file number 1-32682.
(47)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 28, 2007, filed January 3, 2008, file number 1-32682.
(48)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 31, 2007, filed January 3, 2008, file number 1-32682.
(49)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 15, 2008, filed January 18, 2008, file number 1-32682.
(50)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 30, 2008, filed February 4, 2008, file number 1-32682.
(51)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 14, 2008, filed February 14, 2008, file number 1-32682.
(52)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 3, 2008, filed March 4, 2008, file number 1-32682.
(53)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 13, 2008, filed March 17, 2008, file number 1-32682.
(54)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 14, 2008, filed April 16, 2008, file number 1-32682.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY ENERGY CORPORATION

Date: April 28, 2008	By:	/s/ Marc E. Bruner
Marc E. Bruner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc E. Bruner	President and Director (Principal Executive Officer)	April 28, 2008
Marc E. Bruner

/s/ Cecil D. Gritz	Chief Operating Officer and Director	April 28, 2008
Cecil D. Gritz

/s/ Christopher S. Hardesty	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 28, 2008
Christopher S. Hardesty

/s/ Nathan C. Collins	Director	April 28, 2008
Nathan C. Collins

Director
Dr. James M. Edwards

/s/ Robert Thomas Fetters, Jr.	Director	April 28, 2008
Robert Thomas Fetters, Jr.

/s/ Ronald P. Trout	Director	April 28, 2008
Ronald P. Trout

GALAXY ENERGY CORPORATION
 (A Development Stage Company)
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
November 30, 2007 and 2006

Consolidated Statements of Operations
Years ended November 30, 2007, 2006 and 2005, and Cumulative Amounts from Inception to
November 30, 2007

Consolidated Statement of Stockholders’ Equity
Period from Inception (June 18, 2002) to November 30, 2007, and
Years ended November 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows
Years ended November 30, 2007, 2006 and 2005, and Cumulative Amounts from Inception to
November 30, 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Energy Corporation
Denver, Colorado

We have audited the consolidated balance sheets of Galaxy Energy Corporation and subsidiaries (the “Company”), a development stage company, as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2007 and for the period from inception (June 18, 2002) to November 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007 and for the period from inception (June 18, 2002) to November 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, on March 14, 2008, the Company filed for voluntary relief under Chapter 11 of Title 11, of the United States Bankruptcy Code.  The financial statements do not include any adjustments that might result from the sale of assets, restructure of debt, or any other consequence, which may be part of the Company’s bankruptcy proceedings.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 2 to the financial statements, the Company has suffered significant recurring losses from operations, has a significant working capital deficiency and its total liabilities exceed its total assets.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue operations as a going concern is dependent upon many factors, including its ability to successfully emerge from bankruptcy proceedings as an operating Company, obtain additional capital, successfully restructure its current debt outstanding and ultimately achieve profitable operations.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result should the Company be unable to continue operations as a going concern.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
April 30, 2008

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2007 AND 2006

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$12,542	$608,180
Accounts receivable, joint interest	1,464	60,475
Accounts receivable, joint interest, related party	14,975	923,172
Accounts receivable, other	22,711	102,800
Prepaid and other	77,668	107,236
Total Current Assets	129,360	1,801,863

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	15,247,793	10,991,945
Unevaluated oil and gas properties	41,271,752	42,767,330
Less accumulated depletion, amortization and impairment	(13,400,793)	(8,966,135)
Total Oil and gas properties	43,118,752	44,793,140
Furniture and equipment Furniture and equipment	282,719	280,429
Less accumulated depreciation	(227,147)	(158,484)
Furniture and equipment, net	55,572	121,945

Other assets
Deferred financing costs, net	45,965	565,524
Restricted investments	429,473	459,783
Other	18,003	18,003
	493,440	1,043,310
Total Assets	$43,797,124	$47,760,258
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities Cash and cash equivalents
Accounts payable and accrued expenses	$1,435,517	$1,548,168
Accounts payable – related party	46,818	64,400
Notes payable – related party	18,143,506	7,549,728
Interest payable – related party	1,330,174	-
Current portion convertible notes payable, net	24,052,467	10,019,996
Interest payable	4,473,305	2,488,451
Total Current Liabilities	49,481,787	21,670,743

Non-current obligations
Convertible notes payable, net	2,428,161	16,308,801
Interest payable	543,493	572,466
Asset retirement obligation	1,924,883	1,288,337
Total Non-Current Obligations	4,896,537	18,169,604

Commitments and contingencies (Notes 2 and 10)

Stockholders’ equity (deficit)
Preferred stock, $001 par value
Authorized – 25,000,000 shares
Issued – none	0	0
Common stock, $.001 par value
Authorized – 400,000,000 shares
Issued and outstanding – 83,661,968 shares	83,662	81,662
Capital in excess of par value	73,054,798	71,537,766
Deficit accumulated during the development stage	(83,719,660)	(63,699,517)
Total Stockholders’ Equity (Deficit)	(10,581,200)	7,919,911

Total Liabilities and Stockholders’ Equity (Deficit)	$43,797,124	$47,760,258

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30, 2007	Year Ended November 30, 2006	Year Ended November 30, 2005	Cumulative From Inception (June 18, 2002 to November 30, 2007)
Revenue
Natural gas sales	$480,755	$1,194,642	$1,297,194	$3,095,046
Gain on disposition of oil and gas property	-	-	197,676	197,676
Gain on disposition of oil and gas property, and Other income, related party	-	79,474	43,472	122,946
	480,755	1,274,116	1,538,342	3,415,668

Costs and expenses
Lease operating expense	991,342	781,136	965,069	2,796,793
General and administrative	3,693,994	5,016,534	5,316,588	20,779,896
Impairment of oil and gas properties	3,866,195	1,328,432	5,273,795	10,534,191
Depreciation, depletion and amortization	586,125	779,446	1,887,074	3,329,720
	9,137,656	7,905,548	13,442,526	37,440,600

Other income (expense)
Interest and other income	25,998	15,614	163,291	256,300
Interest expense and financing costs	(11,389,240)	(19,547,289)	(12,244,752)	(49,951,027)
	(11,363,242)	(19,531,675)	(12,081,461)	(49,694,727)

Net Loss	$(20,020,143)	$(26,163,107)	$(23,985,645)	$(83,719,660)

Net loss per common share – basic and diluted	$(0.24)	$(0.36)	$(0.37)

Weighed average number of common shares Outstanding – basic and diluted	83,406,474	72,094,609	64,698,889

GALAXY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM INCEPTION (June 18, 2002) TO NOVEMBER 30, 2002 AND YEARS ENDED
NOVEMBER 30, 2003, 2004, 2005, 2006 AND 2007

	Common Stock		Capital In Excess	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage

Balance, June 18, 2002 (Inception)	-		$-	$-

Issuance of common stock for services at $0.05 per share	4,000,000	4,000	196,000	-
Sales of common stock for cash at:
$0.001 per share	11,500,000	11,500	-	-
$0.02 per share	500,000	500	9,500	-
$0.05 per share	3,000,000	3,000	147,000	-
$0.34 per share	1,997,058	1,997	677,003	-
Recapitalization of shares issued prior to Merger	9,028,000	9,028	(69,359)	-
Net loss	-	-	-	(1,140,066)
Balance, November 30, 2002	30,025,058	30,025	960,144	(1,140,066)

Issuance of common stock for cash at $1.00 per Share	1,602,000	1,602	1,598,228	-
Issuance of common stock for services at:
$1.00 per share	10,000	10	9,990	-
$.91 per share	60,000	60	54,540	-
Issuance of common stock to related party upon conversion of outstanding debt at $1.00 per share	233,204	233	232,971	-
Issuance of common stock to related party for services at $1.00 per share	90,000	90	89,910	-
Common stock issued to acquire subsidiary	1,951,241	1,952	(204,184)	-
Warrants to acquire common stock in conjunction with convertible debenture issuance	-	-	1,285,995	-
Intrinsic value of debentures beneficial conversion feature	-	-	2,292,654	-
Net loss				(2,579,595)
Balance, November 30, 2003	33,971,503	33,972	6,320,248	(3,719,661)

Issuance of common stock upon warrant conversion	45,763	46	26,954	-
Issuance of common stock for cash at $1.40 per share	2,503,571	2,504	3,502,496	-
Warrants issue to placement agents in connection with common stock	-	-	157,599	-
Costs of offering	-	-	(1,784,448)	-
Issuance of common stock for oil and gas properties at $1.40 per share	2,000,000	2,000	2,798,000	-
Issuance of common stock for oil and gas properties at $1.80 per share	3,000,000	3,000	5,397,000	-
Issuance of common stock for cash at $1.80 per share	6,637,671	6,638	11,941,161	-
Warrants issued to placement agents in connection with common stock	-	-	900,504	-
Costs of offering	-	-	(449,439)	-
Issuance of common stock upon conversion of convertible debenture	1,525,424	1,525	898,475	-
Issuance of common stock for oil and gas properties at $2.63 per share	360,000	360	946,440	-
Issuance of common stock upon conversion of convertible debenture and accrued interest	8,054,364	8,054	4,744,021	-

GALAXY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM INCEPTION (June 18, 2002) TO NOVEMBER 30, 2002 AND YEARS ENDED
NOVEMBER 30, 2003, 2004, 2005, 2006 AND 2007

	Common Stock		Capital In Excess	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage

Issuance of common stock for cashless exercise of placement agent warrants	719,213	719	(719)	-
Discount on convertible notes payable due to issuance of detachable warrants	-	-	4,336,316	-
Warrants issued to placement agents in connection with convertible notes payable	-	-	404,021	-
Stock based compensation costs for stock options granted to non-employees	-	-	34,525	-
Net loss	-	-	-	(9,831,104)
Balance, November 30, 2004	58,817,509	58,818	40,173,154	(13,550,765)

Issuance of common stock upon warrant conversion	1,332,676	1,332	990,970	-
Issuance of common stock for cashless exercise of warrants	577,033	577	(577)	-
Issuance of common stock upon conversion of convertible notes and accrued interest	7,940,811	7,941	8,677,068	-
Discount on convertible notes payable due to issuance of detachable warrants	-	-	12,902,328	-
Discount on issuance of common stock below market value	-	-	1,074,428	-
Warrants issued to placement agents in connection with convertible notes payable	-	-	88,874	-
Stock based compensation costs for stock options granted to non-employees	-	-	167,137	-
Net loss	-	-	-	(23,985,645)
Balance, November 30, 2005	68,668,029	68,668	64,073,382	(37,536,410)

Warrants issued to placement agents in connection with convertible notes payable	-	-	27,274	-
Discount on convertible notes payable due to issuance of detachable warrants	-	-	395,986	-
Stock based compensation costs for stock options granted to employees & non-employees	-	-	1,525,751	-
Discount on convertible notes payable due to issuance of detachable warrants	-	-	170,555	-
Issuance of common stock upon conversion of convertible notes and accrued interest	12,993,939	12,994	4,799,255	-
Discount on issuance of common stock below market Value	-	-	545,563
Net loss	-	-	-	(26,163,107)
Balance, November 30, 2006	81,661,968	81,662	71,537,766	(63,699,517)

Issuance of common stock to obtain consent to sale from senior secured lender	2,000,000	2,000	408,000	-
Stock based compensation costs for stock options granted to employees & non-employees	-	-	1,109,032	-
Net loss	-	-	-	(22,020,143)
Balance, November 30, 2007	83,661,968	83,662	73,054,798	(83,719,660)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2007	Year Ended November 30, 2006	Year Ended November 30, 2005	Cumulative From Inception (June 18, 2002 to November 30, 2007)
Cash flows from operating activities:
Net loss	$(20,020,143)	$(26,163,107)	$(23,985,645)	$(83,719,660)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Stock for interest	410,000	644,549	3,695,884	4,762,508
Stock for services		-	-	264,600
Stock for services – related party	-	-	-	90,000
Oil and gas properties for services	-	-	732,687	732,687
Stock for debt – related party	-	-	-	233,204
Amortization of discount and deferred financing costs on convertible debt	3,663,121	10,611,349	4,870,043	21,571,683
Finance costs incurred for waiver of triggering Event	-	3,457,101	-	3,457,101
Write-off of discount and deferred financing costs upon conversion of convertible debt	-	-	-	2,979,404
Write-off of discount and deferred financing costs upon extinguishment or restructure of convertible debt	1,963,774	-	2,162,597	4,126,371
Compensation expense on vested stock options	1,109,032	1,525,752	167,137	2,836,442
Depreciation, depletion and amortization and accretion of ARO expense	586,125	779,446	1,887,074	3,324,719
Gain on disposition of oil and gas assets	-	(72,713)	(197,676)	(270,389)
Impairment of oil and gas properties	3,866,195	1,328,432	5,273,795	10,534,191
Other	-	-	-	11,178
Changes in assets and liabilities:
Accounts receivable, prepaids and other current assets	1,047,297	260,908	(1,256,589)	(140,479)
Other	29,568	4,405	(17,861)	11,126
Accounts payable and accrued expenses	(232,651)	(332,121)	454,463	322,274
Accounts payable – related	(17,582)	(34,679)	(14,679)	46,818
Interest payable	3,286,055	1,913,199	441,998	6,346,972
Net cash used by operating activities	(4,309,208)	(6,077,479)	(5,786,772)	(22,479,250)

Cash flows from investing activities:
Additions to oil and gas properties	(2,129,026)	(4,145,612)	(18,873,239)	(48,069,320)
Management fees earned on operated properties	56,303	1,695,830	-	1,752,133
Purchase of furniture and equipment	(2,289)	(1,995)	(128,056)	(283,461)
Cash designated as restricted	(43,300)	(80,000)	(379,783)	(503,083)
Cash undesignated as restricted	73,610	-	-	73,610
Proceeds from sale of oil and gas asset	-	100,000	240,000	340,000
Advance to affiliate	-	-	-	(60,000)
Cash received upon recapitalization and merger	-	-	-	4,234
Net cash used by investing activities	(2,044,702)	(2,431,777)	(19,141,078)	(46,745,887)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2007	Year Ended November 30, 2006	Year Ended November 30, 2005	Cumulative From Inception (June 18, 2002 to November 30, 2007)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	-	17,905,300
Proceeds from sale of convertible notes payable	-	7,000,000	17,695,000	44,695,000
Proceeds from sale of convertible debentures	-	-	-	5,040,000
Proceeds from notes payable – related party	10,418,777	5,500,000	-	15,918,777
Proceeds from exercise of warrants	-	-	992,306	1,019,306
Debt and stock offering costs	-	(127,700)	(942,169)	(3,980,569)
Payment of convertible notes payable	(4,660,505)	(4,583,333)	(1,436,447)	(10,680,285)
Payment of note payable – related party	-	-	(15,946)	(129,578)
Payment of note payable	-	-	(550,272)	(550,272)
Net cash provided by financing activities	5,758,272	7,788,967	15,742,472	69,237,679

Net (decrease) increase in cash	(595,638)	(720,289)	(9,185,378)	12,542

Cash and cash equivalents, beginning of period	608,180	1,328,469	10,513,847	-

Cash and cash equivalents, end of period	$12,542	$608,180	$1,328,469	$12,542

Supplemental schedule of cash flow information:
Cash paid for interest	$2,066,115	$2,846,091	$1,065,442	$6,625,399

Supplemental disclosures of non-cash investing and financing activities:
Debt incurred for oil and gas properties	$-	$-	$-	$3,646,000
Debt incurred for finance costs	$-	$3,547,101	$-	$3,547,101
Stock issued for services	$-	$-	$-	$354,600
Stock issue for interest and debt	$410,000	$4,812,249	$8,685,009	$14,152,538
Stock issued for convertible debentures	$-	$-	$-	$5,640,000
Warrants issued for offering and financing costs	$-	$27,274	$88,874	$1,685,850
Discount on convertible debt issued	$-	$566,541	$16,538,498	$14,883,630
Conversion of interest to debt	$-	$-	$-	$11,178
Stock issued for subsidiary – related	$-	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$-	$-	$9,146,800
Accounts payable settled through issuance of related party notes	$175,000	$-	$-	$175,000
Recognition of asset retirement obligation	$525,704	$(119,245)	$481,193	$1,760,000

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include Galaxy for the period from November 13, 2002 to November 30, 2007, and its wholly owned subsidiaries, Dolphin, for the period from June 18, 2002 to November 30, 2007, and Pannonian from June 2, 2003, to November 30, 2007.  Galaxy, Dolphin, and Pannonian are referred to herein as the “Company”.  All significant intercompany transactions have been eliminated upon consolidation.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended November 30, 2007 the Company incurred operating losses of approximately $20,020,000 and used cash in operating activities of approximately $4,309,000.  During the year ended November 30, 2007 the Company’s working capital deficit increased to approximately $49,400,000 from $19,900,000, while its cash balance decreased to $12,542 from the November 30, 2006 balance of $608,180.  Included within liabilities is $12 million we currently owe under convertible notes we issued in May 2005.  We are required to make monthly principal payments of $500,000 as well as quarterly payments of accrued interest under the terms of such notes.  We were required to pay an additional $6 million on this debt by March 1, 2008, however this payment was not made.  Any remaining balance is due by October 1, 2008.

On March 14, 2008, we and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Court”).  We and Dolphin will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing.  In addition, as a debtor-in-possession, we have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

It is our intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact our Chapter 11 cases and any reorganization plan will have on the trading market for our stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

It is likely that at least a portion of our oil and gas assets will be offered for sale to potential buyers as part of our bankruptcy reorganization; however there is no assurance a sale will be completed or that we will realize the full carrying value of the assets in such a sale.  If that were to occur, we may be required to write off a portion of the carrying value of such properties and such write-off could be material.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued operation is contingent upon its ability to successfully emerge as an operating company from its Chapter 11 bankruptcy proceedings, to raise additional capital through debt or equity placements or sell assets and ultimately attaining profitability from its oil and gas operations.

In addition to the sale of its oil and gas properties, the Company is considering other options for raising additional capital to fund its 2007 operational budget such as debt and equity offerings, the farm-out of some of its acreage and other similar type transactions, all of which measures would have to be approved by the Bankruptcy Court.  There is no assurance that such approvals will be received from the Bankruptcy Court, or that financing will be available to the Company on favorable terms or at all or that any asset sale transaction will close.  Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company’s stockholders.

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of November 30, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Significant estimates include to the Company’s ability to continue as a going concern and realize assets and liquidate liabilities in an orderly manner. Other significant estimates are required for proved oil and gas reserves which, as described in Note 3 – Property and Equipment, have a material impact on the carrying value of oil and gas property.  In addition, significant estimates are required in the valuation of undeveloped oil and gas properties.  Actual results could differ from those estimates especially as a result of the Company’s bankruptcy proceedings and such differences could be material.

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

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  The Company, at times,  may have cash in banks in excess of federally insured amounts.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms.  Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At November 30, 2007 and 2006, the Company has determined no allowance for uncollectible receivables is necessary.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company performs an impairment test at each balance sheet date.  As of November 30, 2007, based on natural gas prices of $5.11 per mcf, the full cost pool exceeded the above described ceiling by approximately $1,012,000.  However, subsequent to year end, the prices increased to $7.30 per mcf and using these prices, the Company's full cost pool did not exceed the ceiling limitation.  As of August 31, 2007, based upon natural gas prices of $2.32 per mcf, the full cost pool exceeded the above-described ceiling by approximately $2,371,000. The Company had previously recorded approximately $1,495,000 in impairment expense in quarter ended May 31, 2007.  At August 31, 2007, the Company’s net full cost pool after these impairments was zero. The total impairment expense recognized for the year ended November 30, 2007 was $3,866,195.

As of November 30, 2006, based on natural gas prices of $ $6.74 per mcf, the full cost pool exceeded the above-described ceiling by approximately $297,000 and the Company recorded an impairment of such amount.  As of August 31, 2006, the Company’s full cost pool exceeded the ceiling limitation based on gas prices of $5.27 per mcf and the Company recognized impairment expense of approximately $1,031,000 during the quarter ended August 31, 2006. The total impairment expense recognized for the year ended November 30, 2006 was $1,328,000.

As of November 30, 2005, based upon natural gas prices of $6.79 per mcf, the Company recorded an impairment expense of $5,274,000 representing the excess of capitalized costs over the ceiling amount for the year ended November 30, 2005.

The Company has identified certain oil and gas properties which it is attempting to sell.  Full cost accounting rules do no include provisions for segregating those assets and identifying them as held for sale or segregating related revenues and expenses as discontinued operations.  Accordingly, those assets are reflected on the balance sheet as either evaluated and unevaluated oil and gas properties, as appropriate and the statement of operations reflects the related revenues and expenses with other continuing operations.

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

The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. During the fourth quarter of 2007 approximately $1,863,000 of unproved lease costs related to our Colorado acreage was reclassified to proved property.  Additionally, $15,000 of unproved costs related to our Wyoming acreage was reclassified to proved property.   Reclassifications of $4,248,880 were included in the ceiling test and depletion calculations for the year ended November 30, 2007. During the year ended November 30, 2006 and 2005, no acreage was reclassed to proved property based on impairment. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

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

Depreciation expense of $68,662, $74,428 and $63,263 was recorded for the years ended November 30, 2007, 2006 and 2005, respectively.

DEFERRED FINANCING COSTS

The Company capitalizes costs associated with the issuance of debt instruments.  These costs are amortized utilizing the interest method over the term of the debt agreements.  Amortization expense of deferred financing costs was $519,560, $310,474 and $495,475 for the years ended November 30, 2007, 2006 and 2005, respectively.

DEFERRED SELLING COSTS

In connection with the proposed sale of the Powder River Basin Assets to PetroHunter Energy Corporation, a related party, the Company had incurred certain costs, which totaled $461,895, and were recorded as Deferred Selling Costs.  These costs were expensed as the sale to the related party was not completed.

DEBT RESTRUCTURING

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, we evaluate any changes in debt to determine if a modification or exchange has occurred.  A debt instrument is considered substantially different than the agreement it replaces if the present value of the cash flows is at least 10% different than the cash flows from the in place agreement or if certain other defined changes occur.  If a Modification or Exchange has occurred, the Company will recognize the transaction as an extinguishment of the existing debt and the issuance of new debt.

If it is determined that the replaced agreement and new debt instruments are substantially different, then the calculation of the cash flows related to the new debt instrument at the effective interest rate of the in place debt instrument is not used to determine the initial amount recorded for the new debt instrument or to determine the debt extinguishment gain or loss to be recognized. The new debt instrument should be initially recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.

Please see Note 5 for further discussion.

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

As of November 30, 2007, the Company had, through acquisition and drilling, acquired working interests in 259 natural gas and water disposal wells.  A limited number of these wells have recorded gas production, and the others are in various stages of completion and hook up at, November 30, 2007.  The Company records ARO associated with all wells in which the Company owns an interest on the date such obligation arose.  Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the Company’s estimate of the life of the wells, based upon the lives of comparable wells in the area.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The information below reflects the change in the ARO during the years ended November 30, 2007, 2006 and 2005:

	2007	2006	2005
Balance beginning of period	$1,288,335	$1,242,967	$713,073
Change in estimate	544,995	(161,483)	-
Liabilities incurred	671	42,238	481,193
Liabilities settled	(19,960)	-	-
Accretion	110,842	164,613	48,701
Balance end of period	$1,924,883	$1,288,335	$1,242,967

The Company evaluated the liability associated with its asset retirement obligations and determined that due to its inability to place certain of these assets into service that the liability at August 31, 2007 for approximately 145 wells should equal its estimated plugging and abandonment cost.  The Company recorded approximately $545,000 in additional liability and ARO asset. The changes during the year ending November 30, 2006 reflects updated plugging and restoration costs and the effect of an increase of the Company’s credit-adjusted risk-free interest rate used to calculate the ARO.

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

REVENUE RECOGNITION

We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.  We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of natural gas actually sold by the Company.  In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  We also reduce revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  Our remaining over-and under-produced gas balancing positions are considered in our proved reserves.  Gas imbalances as of November 30, 2007 and 2006 were not significant.

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

As of November 30, 2007, options to purchase an aggregate of 4,230,000 shares of the Company’s common stock were outstanding.  These options were granted during 2007, 2006, and 2005, to the Company’s employees, directors and consultants at exercise prices ranging from $0.19 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based employee compensation and stock-based non-employee compensation costs were $1,109,032 and $1,525,752 before tax for the years ended November 30, 2007 and 2006.  These amounts were charged to operations as compensation expense.  Stock-based non-employee compensation expense granted to consultants of the Company of $167,137 was charged to operations during the year ended November 30, 2005.  There was no such expense recognized for the year ended November 30, 2007.

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation --Transition and Disclosure,” through disclosure only.  The following table illustrates the effect on net income and earnings per share for the year ended November 30, 2005as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

Year Ended
Net loss:	November 30, 2005
As reported	$(23,985,645)
Add: Stock-based compensation included in net loss	167,132
Less: Stock-based compensation determined under the fair value based method	(1,253,350)
Pro forma	$(25,071,863)

Net loss per common share:
As reported	$(0.37)
Pro forma	$(0.40)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant and vesting date.  The Company granted 240,000, 240,000 and 975,000 options to purchase common stock during the years ended November 30, 2007, 2006 and 2005, respectively.  The fair values of options granted and vested during 2007, 2006, and 2005 were calculated using the following weighted-average assumptions:

	Year ended November 30,
	2007	2006	2005
Expected dividend yield	--	--	--
Expected price volatility	70%	75.51-64.34%	80.33-75.51%
Risk free interest rate	4.25%	4.25%	3.5% to 4.5%
Expected term of options (in years)	5 years	5 years	5—6.5 years

(LOSS)  PER COMMON SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive.  The dilutive weighted average number of common shares outstanding excluded potential common shares from the conversion of convertible debt and the exercise of stock options and warrants of approximately 43,058,742 and 46,872,146 for the fiscal years ending November 30, 2007 and 2006.

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

SIGNIFICANT CUSTOMERS

Although the Company sells its production to only three purchasers, there are other purchasers in the areas in which the Company produces natural gas; therefore, the loss of its significant customers would not adversely affect the Company’s operations.  For the years ended November 30, 2007, 2006 and 2005, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

	2007	2006	2005
Enserco Energy Inc.	94%	94%	82%
Western Gas Resources	-	-	13%

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OFF BALANCE SHEET ARRANGEMENTS

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of November 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We may enter into gas transportation commitments in the future that would give rise to off-balance sheet obligations.  The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

RECLASSIFICATION

Certain amounts in the 2006 and 2005 and inception to date financial statements have been reclassified to conform to the 2007 financial statement presentation.

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

In February 2007, the SFAS issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial condition or results of operations.

In November 2007, the FASB issued SFAS No. 141  (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  FAS 141(R) will be applied prospectively.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

United States Cost Center

In 2003 the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area.  In 2004 the Company acquired additional unevaluated properties, began its exploration program and commenced limited production of natural gas in the Powder River Basin.  During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties.  During 2007 and 2006 the Company continued limited drilling operations in the Powder River Basin and conducted extended de-watering operations on certain prospects in the basin.

In connection with the acquisition of unevaluated oil and gas properties in the Piceance Basin, the Company entered into a Participation Agreement with Marc A. Bruner, a related party, to acquire part of the working interest in the subject properties. Marc A. Bruner subsequently assigned his rights and obligations under the Agreement to a third party company (the “Assignee”), unrelated at the time of assignment.  In exchange for the assignment of his rights and obligations, Marc A. Bruner received a significant ownership percentage of the Assignee, thereby establishing the Assignee, Exxel Energy Corp. (Exxel), as a related party.  The terms of the Participation Agreement as amended, required the Company to initially invest $7 million and the Assignee to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project.  During the year ended November 30, 2006, the Company, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by the Assignee and the Company.  In accordance with the terms of the Participation Agreement, the Assignee paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs.  As of November 30, 2006, the Assignee owed the Company $923,172 for its share of joint venture costs and management fees.  This amount, included in accounts receivable, joint interest at November 30, 2006 was paid by the Assignee in December 2006 and February 2007.  The amount due from Exxel at November 30, 2007 was not significant.

During the years ended November 30, 2007 and 2006, the Company recorded $56,000 and $1,696,000 in management fees from Exxel, a related party, in connection with the development of the Piceance property. These amounts were recorded as a reduction to related exploration costs incurred by the Company.  In October 2007, the Company and Exxel agreed to suspend the management fee given the low level of activity underway in the Piceance project. Under the terms of the Third Amendment to Participation Agreement entered into by the Company and Exxel in September 2005, the Company’s role as operator of the Piceance project terminated on March 15, 2008 and Exxel became the sole operator of the project on that date.

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

Romania Cost Center

In May 2005 the Company, through its wholly owned subsidiary, Pannonian, entered into a farmout agreement with a related party whose President is a significant shareholder of the Company (Falcon Oil & Gas or “Falcon”) to evaluate the concession held by Pannonian in the Jiu Valley Coal Basin in Romania.  This concession had been assigned to Pannonian by the Romanian government, in October 2002, under the terms of a Concession Agreement (the “Concession”).  The farmout agreement call for the assignment of the Concession to Falcon; the assignment of a 75% working interest in the Concession area; and for the drilling of one test well and an additional, optional, test well, the cost of which will be paid 100% by Falcon.  In addition Falcon paid Pannonian $100,000 upon approval by the Romanian government of the assignment of the Concession, and will pay the first $250,000 of Pannonian’s proportionate share of drilling and operating costs subsequent to the drilling of the first two wells.  The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.   Following the recognition of the gain on the farmout, the Company’s balance sheet reflects no capitalized oil and gas costs for the Romanian cost center.

The initial well, located in south western Romania, approximately 300 kilometers west of Bucharest, failed to encounter hydrocarbons. The well has been plugged and abandoned and Falcon has asked for government approval to return the Concession to the Romanian acreage inventory.  Falcon and Pannonian are currently assessing a long term plan with respect to other prospects in Romania.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS INCURRED

The following table presents information regarding the Company’s net costs incurred in the purchase of unevaluated properties and in exploration and developments activities:

	For the Years Ended November 30,
	2007	2006	2005
Acquisition of unevaluated properties	$52,280	$374,756	$8,051,122
Exploration costs
United States	1,901,984	3,607,563	9,613,262
Europe	-	-	-
Development costs	174,762	163,292	499,945
Oil and gas expenditures	2,129,026	4,145,611	18,164,329

Asset retirement obligations	525,704	42,238	481,193
	$2,654,730	$4,187,849	$18,645,522

During the years ended November 30, 2007 and 2006, the Company recorded approximately $56,000 and $1,696,000 in management fees from Exxel, a related party, in connection with the development of the Piceance property.  These amounts were recorded as a reduction to related exploration costs incurred by the Company.

EVALUATED PROPERTIES

During 2005 the Company recognized its first proved reserves.  The Company reclassified the accumulated capitalized costs associated with the properties with reserves to evaluated properties and added the costs to the full cost pool amortization base.  For the years ended November 30, 2007 and 2006, depreciation, depletion and amortization expense recorded for the United States cost center was $1.79 and $2.19 per MCF, respectively.  The Company recognized impairment expense of $3,866,195, $1,328,432 and $5,273,795 in each of the three years ended November 30, 2007, representing the excess of capitalized costs over the ceiling as calculated in accordance with the full cost rules.

The Company is currently marketing its oil and gas assets to other oil & gas operators.  Any sales that might result from such marketing efforts would need to be approved by the Bankruptcy Court.  There is no assurance that an asset sale will be completed or allowed by the court, or, if it is allowed and completed, that the Company will realize the full net book value of the assets.  The Company will continue to evaluate the value of assets held for sale on a quarterly basis as new information becomes available and should impairment of such assets be determined appropriate, the Company may be required to write off a portion of the carrying value and such write-off could be material.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

The table below represents movements of costs within the United States evaluated properties full cost pool and accumulated depreciation, depletion, amortization and impairment for the years ended November 30, 2007, 2006 and 2005:

	2007	2006	2005
Full Cost Pool - Evaluated Properties
Balance beginning of period	$10,991,945	$9,991,629	-
Properties with proved reserves	6,968	204,525	4,640,738
Reclassification of impaired, unevaluated properties	4,248,880	473,265	5,055,320
Asset retirement obligation	-	322,526	295,571
Balance end of period	$15,247,793	$10,991,945	$9,991,629

Depreciation, Depletion, Amortization
and Impairment
Balance beginning of period	$8,966,135	$7,097,299	$48,394
Depreciation, depletion and Amortization	568,463	540,404	1,775,110
Impairment of oil and gas properties	3,866,195	1,328,432	5,273,795
Balance end of period	$13,400,793	$8,966,135	$7,097,299

UNEVALUATED PROPERTIES

Costs directly associated with the acquisition, exploration and development of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated.  During the years ended November 30, 2007, 2006 and 2005, as part of its assessment of unevaluated properties for impairment, the Company identified certain unevaluated properties as either partially or wholly impaired.  The costs related to those impaired properties, $4,248,880, $473,265 and $5,055,320, respectively were reclassified from unevaluated to evaluated properties and added to the full cost pool amortization base.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

At November 30, the Company’s unevaluated properties in the United States and European costs centers properties consist of acquisition costs, exploration and development costs in the following areas:

	2007	2006	2005
United States Cost Center
Powder River Basin
Wyoming	$31,735,179	$33,225,926	$31,071,223
Montana	2,163,094	2,064,659	1,974,470
Piceance Basin
Colorado	5,613,553	7,022,463	7,022,099
Other
Texas	-	-	473,265
ARO Asset and other	1,759,926	454,282	896,052
	41,271,752	42,767,330	41,437,109

German Cost Center	-	-	-

Romania Cost Center	-	-	27,286
Total Unevaluated Properties	$41,271,752	$42,767,330	$41,464,395

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

Net Costs Incurred During Periods Ended
November 30, 2007	$2,129,026
November 30, 2006	2,095,726
November 30, 2005	19,881,476
November 30, 2004	16,099,033
November 30, 2003	603,991
November 30, 2002	462,500
$41,271,752

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE – Related Parties

During the year ended November 30, 2007, the Company entered into subordinated unsecured promissory notes totaling $8,100,000 with the Bruner Family Trust UTD March 28, 2005, (the “Bruner Trust”) a related party. During the year ended November 30, 2006 the Company issued four separate subordinated unsecured promissory notes for a total of $5,500,000 with the Bruner Trust. One of the trustees of the Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the President and a director of the Company.  Interest accrues at the rate of 8% per annum and the note matures as summarized below or the time at which the registrant’s senior indebtedness has been paid in full.

In November 2007, the Company settled approximately $175,000 of past due invoices that had been recorded in accounts payable and accrued expenses by transferring the obligation to the Bruner Family Trust.  The outstanding debt was with Charles B. Crowell, the CEO of PetroHunter Energy Corporation – a related party, for consulting services performed for Galaxy prior to Mr. Crowell being named CEO of PetroHunter.  The $175,000 is included in the Bruner Trust notes described above.

Subsequent to November 30, 2007, the Company has continued to receive advances from the Bruner Family Trust.   Subordinated unsecured promissory notes totaling $3,000,000 were issued in December 2007 and January, February and March 2008.

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) the Company issued a promissory note to DAR in the amount of $2,600,000.  At November 30, 2007, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006. The note accrues interest at the rate of 12% per annum and was due on December 1, 2006.  The Bruner Family Trust has entered into various Forbearance Agreements whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date.  As of November 30, 2007, the Company and the Bruner Family Trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until May 31, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE – Related Parties (continued)

At November 30, 2007 notes payable to the Bruner Trust are as follows:

Issue Date	Due Date	Amount
January 14, 2004	June 30, 2007	$2,049,728
September 28, 2006	January 26, 2007	2,500,000
November 1, 2006	March 1, 2007	1,000,000
November 13, 2006	March 13, 2007	500,000
November 30, 2006	March 30, 2007	1,500,000
February 1, 2007	June 1, 2007	500,000
February 26, 2007	June 26, 2007	900,000
March 30, 2007	July 28, 2007	1,350,000
April 25, 2007	August 23, 2007	1,200,000
May 4, 2007	September 1, 2007	450,000
May 31, 2007	September 28, 2007	600,000
June 29, 2007	October 29, 2007	750,000
August 22, 2007	December 20, 2007	125,000
August 29, 2007	December 27, 2007	250,000
September 12, 2007	January 10, 2008	125,000
September 28, 2007	January 26, 2008	600,000
October 11, 2007	February 8, 2008	250,000
November 1, 2007	February 29, 2008	75,000
November 13, 2007	March 12, 2008	175,000
November 16, 2007	March 15, 2008	750,000
		$15,649,728

All of the related party debt with the Bruner Trust is due during the year ended November 30, 2008.

PETROHUNTER ENERGY CORPORATION

On December 29, 2006, the Company entered into a Purchase and Sale Agreement (PSA) with a related party (PetroHunter Energy Corporation) to sell all of the Company’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).  The purchase price for the Powder River Basin Assets was to be $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of the purchaser’s common stock.  The sale was not completed.

As part of the PSA, PetroHunter was required and did make an interest earnest money payment of $1.4 million.  PetroHunter made an additional earnest money payment of $600,000 in January 2007.  These deposits and certain other payments totaling $2,493,777 were converted into a promissory note, payable to PetroHunter, and is unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.  The note to PetroHunter accrues interest at 8% per annum.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

2004 NOTES

In August and October 2004, the Company completed two tranches of a private offering of Senior Secured Convertible Notes and Warrants (the 2004 Notes).  Gross proceeds from the initial tranche of the offering were $15,000,000.  Gross proceeds from the second tranche of the offering were $5,000,000.  The 2004 Notes pay interest at the prime rate plus 7.25% per annum, mature two years from the date of issue, are collateralized by substantially all the Company’s assets, and were convertible into 10,695,187 shares of the Company’s common stock based on a conversion price of $1.87 per share.  Monthly principal repayments of $833,333, plus accrued interest commenced on March 1, 2005.  At the Company’s option, and assuming the satisfaction of certain conditions, the Company was able to pay the monthly installments in cash or through a partial conversion of the 2004 Notes into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.87 (as may be adjusted to prevent dilution), or 93% of the weighted average trading price of the Company’s common stock on the trading day preceding the conversion.  Purchasers of the 2004 Notes received warrants to purchase 5,194,806 shares of the Company’s common stock at an exercise price of $1.54 per share, for a period of three years.

On December 1, 2005, the Company and the holders of the 2004 Notes entered into an agreement, that among other things, lowered the conversion price of the 2004 Notes to $1.25 per share, granted additional warrants to purchase shares of common stock and lowered the exercise price of existing and newly issued warrants to $1.25 per share.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $773,564, including the amount in interest and financing expense   In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the 2004 Notes aggregating $7,675,920 as a discount to the 2004 Notes and as additional paid in capital.  During the year ended November 30, 2007 and 2006, the Company recorded amortization of the discount in the amount of $663,002 and $7,012,918 as interest expense.

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

•	The waiver of the Company’s right to prepay any part of the 2004 Notes or May 2005 Notes.

During July, August and September 2006, the holders converted a total of $4,812,249 of principal and accrued interest into 12,993,939 shares of the Company’s common stock, in accordance with the terms of the Waiver and Agreement.

On November 29, 2006, the Company and the holders of the 2004 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the 2004 Notes of the fact that a Triggering Event under the terms of the 2004 Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the 2004 Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the 2004 Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the 2004 Notes that reset the principal amounts of the 2004 Notes to 125% of the amounts outstanding as of October 31, 2006.  In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $957,101, which is included in interest expense for the year ended November 30, 2006.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the 2004 Notes aggregating $663,002 as a discount to the 2004 Notes.  The Company paid in cash the full balance due on the 2004 Notes during 2007.

MARCH 2005 NOTES

In March 2005, the Company completed a private offering of Senior Subordinated Convertible Notes and Warrants to a group of accredited investors (the March 2005 Notes).  Gross proceeds from the offering were $7,695,000.  The March 2005 Notes pay interest at the prime rate plus 6.75% per annum, mature April 30, 2007, are subordinated to Galaxy’s secured debt and existing senior debt, and are convertible into 4,093,085 shares of common stock based on a conversion price of $1.88 per share beginning September 1, 2005.  Purchasers of the March 2005 Notes received warrants to purchase 1,637,235 shares of the Company’s common stock at an exercise price of $1.88 per share, for a period of three years.  Principal and interest on the Notes are payable upon maturity.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

In connection with the December 1, 2005 agreement entered into with the holders of the 2004 Notes, as discussed above, the terms of the March 2005 Notes were also amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital.  During the year ended November 30, 2007 and 2006, the Company recorded amortization of the discount in the amount of $1,172,506 and $2,370,925 as interest expense.

On April 27, 2007 the Company and the Holders of the March 2005 Notes entered into an Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes to the earliest of (A) the date of consummation of the Sale of the Powder River Basin oil & gas assets (PRB sale), (B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As the PRB Sale was not consummated and the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full.

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors (the May 2005 notes).  Gross proceeds from the offering were $10,000,000.  The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries.  Such security interest ranks equally with that of the 2004 Notes, and senior to the March 2005 Notes.  The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly.  The May 2005 notes mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share.  In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170.  This value has been recorded as a charge to the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes.  The discount will be amortized over the five-year term of the notes.  Amortization of the discount of $786,803, $791,114 and $394,479 is included in interest expense for the years ended November 30, 2007, 2006 and 2005 respectively.  Deferred financing costs associated with the notes in the amount of $639,888 were capitalized and were being amortized over the life of the notes.  For the years ended November 30, 2007, 2006 and 2005 amortization of deferred financing costs was $458,365, $127,907 and $64,129.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On November 29, 2006, the Company and the holders of the May 2005 Notes entered into a Waiver and Amendment Agreement.  The Company had notified the holders of the May 2005 Notes of the fact that a Triggering Event under the terms of the Notes had occurred as of August 31, 2006.  Among other things, this would have enabled the holders of the Notes to require the Company to redeem all or any portion of the outstanding principal amount of the Notes at a price equal to the greater of (i) 125% of such principal plus accrued and unpaid interest and (ii) the product of the current conversion rate in effect under the Notes multiplied by the volume-weighted average price of Galaxy’s common stock.  The holders agreed to waive the Triggering Event in consideration for an amendment to the May 2005 Notes that reset the principal amounts of the Notes to 125% of the amounts outstanding as of October 31, 2006.  The increased principal in the amount of $2,500,000 was included in interest expense during the year ended November 30, 2006.  In addition, in accordance with EITF 98-5 and EITF 00-27 the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,750,577 as a discount to the Notes.

On November 16, 2007, the Company and the holders of the May 2005 Notes entered into an Amendment Agreement.  The Amendment Agreement amended the 2005 Notes and the related Securities Purchase Agreement to affect the following:

•	Monthly principal payments of $500,000;

•	A $6,000,000 principal payment by March 1, 2008; and

•	A final balloon payment of any remaining amounts owed under the 2005 Notes by October 1, 2008.

In addition, cash proceeds from any sales of Galaxy’s assets are to be used to repay the 2005 Notes.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The note was initially recorded at its fair value of $12,500,000 and then reduced by a $500,000 payment made by the Company on November 16, 2007.  The Company wrote off unamortized discount and deferred financing associated with the May 2005 debt in the amount of $1,963,776 and $330,107.

The total amount charged to interest and financing costs for this note were $2,399,658 in interest expense, $2,750,579 through the amortization of the discount, and $458,365 in deferred financing costs.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

APRIL 2006 DEBENTURES

In April 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to a group of accredited investors (the April 2006 Debentures).  Gross proceeds from the offering were $4,500,000.  The April 2006 Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The April 2006 Debentures are convertible into 2,884,615 shares of common stock based on a conversion price of $1.56 per share.  The purchasers of the April 2006 Debentures received warrants to purchase 865,383 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the April 2006 Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years.  The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the April 2006 Debentures and is being amortized over the term of the April 2006 Debentures.  Amortization of the discount of $158,134 and $95,315 is included in interest expense for the year ended November 30, 2007 and 2006.  Amortization of deferred financing costs of $61,888 and $37,302 has been recognized for the years ended November 30, 2007 and 2006.

JUNE 2006 DEBENTURES

In June 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to an accredited investor (the June 2006 Debentures).  Gross proceeds from the offering were $2,500,000.  The June 2006 Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The June 2006 Debentures are convertible into 1,602,564 shares of common stock based on a conversion price of $1.56 per share.  The  purchaser of the June 2006 Debentures received warrants to purchase 480,769 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the June 2006 Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years.  The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the June 2006 Debentures and is being amortized over the term of the June 2006 Debentures.  Amortization of the discount of $68,110 and $30,603 is included in interest expense for the year ended November 30, 2007 and 2006.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

The Company has evaluated the embedded conversion feature in the 2004 Notes, the March 2005 Notes, and the May 2005 Notes, the April 2006 Debentures and the June 2006 Debentures and concluded the feature does not require classification as a derivative instrument because the feature would be classified as equity if it were a freestanding instrument and therefore, meets the scope exception found in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  Included in the evaluation is the conclusion the notes and debentures meet the definition of “conventional convertible instrument” and therefore the embedded conversion feature is not subject to the provisions of EITF 00-19.  Further we have evaluated the detachable warrants related to the 2004 Notes, the March 2005 Notes, the April 2006 Debentures and the June 2006 Debentures, and concluded that the warrants also meet the scope exception found in SFAS 133 and are appropriately classified as equity.  We have also evaluated the freestanding registration rights agreements attached to the notes and debentures and have concluded they do meet the definition of derivative instruments under SFAS 133.  The fair value of the derivative liabilities has been determined to not be significant based on a probability- weighted, discounted cash flow evaluation of its terms.

At November 30, 2007 and 2006 convertible notes consist of the following:

	As of November 30,
	2007	2006
2004 Notes	$-	$4,160,505
Less unamortized discount	-	(663,002)
March 2005 Notes	7,695,000	7,695,000
Less unamortized discount	-	(1,172,506)
May 2005 Notes	12,000,000	12,500,000
Less unamortized discount	-	(2,750,577)
April 2006 Notes	4,500,000	4,500,000
Less unamortized discount	(142,535)	(300,671)
June 2006 Notes	2,500,000	2,500,000
Less unamortized discount	(71,839)	(139,951)
	26,480,626	26,328,798
Less current portion, net	(24,052,467)	(10,019,996)
Long term portion, net	$2,428,161	$16,308,801

Total principal payments due in the next twelve months for the notes listed above are $24,195,000.  If the Company’s common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

At November 30, 2007 the Company’s debt maturity schedule, including related party debt is as follows:

2008	$42,338,505
2009	2,500,000
$44,838,505

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the year ended November 30, 2007, the Company issued 2,000,000 shares of its common stock to its Senior Secured Creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value associated with these shares, $410,000, was originally classified as deferred selling costs on the Company’s Balance Sheet. However, such amounts were charged to interest expense as the Powder River Basin Asset sale to a related party was not completed.

During the year ended November 30, 2006, the Company issued 12,993,939 shares of its common stock to the Holders of Senior Secured Convertible Notes in connection with the conversion of $4,812,248 of principal and accrued interest at various conversion rates, ranging from $0.28 to $0.60 per share.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

As of November 30, 2007, warrants issued and outstanding are as follows:

Issue Date	Shares Exercisable	Exercise Price	Expiration Date

September 24, 2003	2,008,474	$ .59 - $ .83	September 24, 2008
October 3, 2003	551,186	$ .59 - $ .83	October 3, 2008
December 18, 2003	605,880	$1.25	December 18, 2007
January 15, 2004	1,680,414	$1.25	January 15, 2009
August 19, 2004	5,194,805	$1.25	December 16, 2007
August 19, 2004	300,000	$1.25	August 19, 2009
October 27, 2004	100,000	$1.25	October 27, 2009
March 1, 2005	1,637,234	$1.25	March 1, 2008
May 31, 2005	200,000	$1.25	May 31, 2010
December 1, 2005	1,205,196	$1.25	December 16, 2007
April 26, 2006	868,383	$1.60	April 26, 2011
June 20, 2006	480,769	$1.60	June 20, 2011

	14,832,341

At November 30, 2007 and 2006 the weighted average exercise price for warrants outstanding is $1.20 and $1.20, respectively, and the weighted average remaining contractual life is .71 and 1.6 years, respectively.  In December 2007 approximately 7,005,881 warrants expired and an additional 1,637,234 expired in March 2008.

NOTE 7 - STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 6,500,000 shares of common stock for the plan.  At November 30, 2007, and November 30, 2006, options to purchase 2,270,000 and 1,785,000 shares, respectively, were available to be granted pursuant to the stock option plan.

In January 2007 and 2006, the Company granted options to purchase 240,000 and 240,000 shares, respectively of the Company’s common stock to the Company’s outside directors for a term of 10 years at the closing price of the common stock on the date of grant.  The options were vested upon grant.  On September 1, 2006, the Company amended the terms of the options previously granted to two directors who retired from the Board of Directors during the period.  The amendment revised the term so that the options will not expire 30 days after the termination of services, but instead will expire according to their original expiration dates and will continue to vest according to their original vesting schedules.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTION PLAN (continued)

A summary of option activity under the Plan as of November 30, 2007 and 2006 and changes during the years then ended is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term
Options outstanding - December 1, 2004	3,500,000	$2.37
Granted	975,000	$1.32
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding -November 30, 2005	4,475,000	$2.15

Options outstanding - December 1, 2005	4,475,000	$2.15
Granted	240,000	1.19
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding -November 30, 2006	4,715,000	$2.10	7.61
Granted	240,000	0.19
Exercised	-
Forfeited	(725,000)	2.07
Expired	-

Exercisable at November 30, 2007	4,230,000	$1.99	6.77

The weighted average grant date fair value of options granted during the years ended November 30, 2007, 2006 and 2005 was $0.12, $ 0.69 and $0.97 per share.  There have been no options exercised under the terms of the Plan.

Based on the $0.0575 closing price of the Company’s common stock at November 30, 2007, none of the above options have any intrinsic value.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTION PLAN (continued)

The following table presents additional information related to the options outstanding at November 30, 2007:

			Weighted average
Exercise price	Number of options	Number of options	Remaining contractual
per share	outstanding	Exercisable	life (Years)

$0.19	240,000	240,000	9.1
1.00	60,000	60,000	5.5
1.07	50,000	30,000	8.0
1.19	240,000	240,000	8.1
1.26	50,000	50,000	7.1
1.30	200,000	200,000	6.7
1.34	775,000	471,250	7.0
1.50	50,000	50,000	6.4
1.55	325,000	237,500	6.6
2.24	60,000	60,000	6.4
2.64	2,000,000	1,500,000	6.4
3.51	180,000	180,000	6.3

	4,230,000	3,318,750	6.8

In January 2008, the Company granted options to purchase 240,000 shares of the Company’s common stock to the Company’s outside directors for a term of 10 years at the closing price of the common stock on the date of grant.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Income tax expense (benefit) for the years ended November 30 consists of the following:

	2007	2006	2005
Current taxes	$-	$-	$-

Deferred taxes	4,736,000	1,572,000	7,627,000
Less: valuation allowance	(4,736,000)	(1,572,000)	(7,627,000)

Net income tax provision (benefit)	$-	$-	$-

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended November 30,
	2007	2006	2005

Federal statutory income tax rate	(35.0%)	(35.0%)	(35.0%)
State income taxes	(1.4%)	(3.3%)	(3.3%)
Permanent differences - interest on convertible
Debt	9.7%	16.3%	6.5%
Other	3.0%	-	-
Increase in valuation allowance	23.7%	22.0%	31.8%

Net income tax provision (benefit)	-	-	-

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at November 30, 2007 are as follows:

	2007	2006	2005
Deferred tax assets
Federal and state net operating loss carryovers	$16,070,000	$13,700,000	$13,155,000
Asset retirement obligation	701,000	712,000	472,000
Oil and gas property	-	-	657,000
Accrued related party interest and interest on convertible debt	2,380,000	952,000	-
Stock based compensation	1,033,000	661,000	-
Other	1,000	-	10,000
Total deferred taxes	$20,185,000	$16,025,000	$14,294,000

Deferred tax liabilities
Intangible drilling costs and other exploration costs capitalized for financial reporting purposes, net of impairment	$(2,710,000)	$(3,085,000)	$-
Deferred financing costs	(17,000)	(216,000)	-
Property and equipment	-	(2,000)	-
Other	-	-	-
Total deferred liabilities	(2,727,000)	(3,303,000)	-

Net deferred tax asset	17,458,000	12,722,000	14,294,000
Less: valuation allowance	(17,458,000)	(12,722,000)	(14,294,000)

Deferred tax liability	$-	$-	$-

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (continued)

The Company has a $44,127,000 net operating loss carryover as of November 30, 2007.  The net operating losses may offset against taxable income through the year ended November 2027.  A portion of the net operating loss carryovers begin expiring in 2020 and may be subject to U.S. Internal Revenue code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset at November 30, 2007 and 2006, as the likelihood of the realization of the tax benefit of the net operating loss carryforward cannot be determined.  The valuation allowance increased by approximately $4,736,000 and by $1,572,000 for the years ended November 30, 2007 and 2006.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees related to services provided by RVM in the amounts of $-0-, $30,000, and $120,000 for the years ended November 30, 2007, 2006 and 2005, respectively.  RVM also billed the Company, $-0-, $30,000, and $79,929, for reimbursement of costs and expenses incurred on behalf of the Company during the same years.

At November 30, 2007, 2006 and 2005, the Company included amounts due to RVM of $-0-, $-0-, and $12,079, respectively, in accounts payable related parties.

In connection with the acquisition of unevaluated oil and gas properties in the Piceance Basin, the Company entered into a Participation Agreement with Marc A. Bruner, a related party, to acquire part of the working interest in the subject properties. Marc A. Bruner subsequently assigned his rights and obligations under the Agreement to a third party company (the “Assignee”), unrelated at the time of assignment.  In exchange for the assignment of his rights and obligations, Marc A. Bruner received a significant ownership percentage of the Assignee, thereby establishing the Assignee, Exxel Energy Corp. (Exxel), as a related party.  The terms of the Participation Agreement as amended, required the Company to invest $7 million and the Assignee to pay the next $14,000,000 of lease acquisition, drilling, completion, and facilities costs to be incurred on the project.  During the year ended November 30, 2006, the Company, as operator of the Piceance Basin project, acquired additional acreage and drilled four wells on acreage jointly owned by the Assignee and the Company.  In accordance with the terms of the Participation Agreement, the Assignee paid the first $14,000,000 of lease acquisition, drilling, completion, and facilities costs.  As of November 30, 2006, the Assignee owed the Company $923,172 for its share of joint venture costs and management fees.  This amount, included in accounts receivable, joint interest at November 30, 2006 was paid by the Assignee in December 2006 and February 2007.  The amount due from Exxel at November 30, 2007 was not significant.

During the years ended 2007, and 2006, the Company recorded $56,000 and $1,696,000 in management fees from Exxel, a related party, in connection with the development of the Piceance property.  These amounts were recorded as a reduction to related exploration costs incurred by the Company.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

During the year ended November 30, 2005, the Company entered into a farmout agreement with Falcon Oil and Gas Ltd., (“Falcon”).  Marc A. Bruner is President and CEO of Falcon and is the founder of the Company.  The farmout agreement called for Falcon and the Company to evaluate the concession held by the Company in the Jiu Valley Coal Basin in Romania.  The farmout agreement required Falcon to pay 100 % of the costs to drill an initial test well and a second, optional, well on the concession, and to pay the Company $100,000 upon approval by the Romanian government of the assignment of the concession to Falcon to earn a 75% interest in the concession.  The Company recognized a gain of $72,713 on the transaction, representing the excess of the proceeds over the original cost of the property.  Falcon and the Company are currently assessing a long term plan with respect to other prospects in Romania.

Harbor Petroleum LLC, (“Harbor”) is a company owned 50% and managed by the Company’s Chief Operating Officer (“COO”).  During the years ended November 30, 2005, the Company incurred costs and expenses with Harbor of $41,681.  Of those amounts, compensation expenses paid to Harbor for services provided by the COO and other Harbor staff, were $27,500.  Reimbursement of costs advanced by Harbor on behalf of the Company of $14,181was paid during the year ended November 30, 2005.  The Company paid made no payments to Harbor during the year ended November 30, 2007 and 2006.

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

The Company incurred Directors’ fees totaling $189,000, $198,775 and $193,500 during the years ended November 30, 2007, 2006 and 2005.  As of November 30, 2007 and 2006, $43,500 and $27,000 of Directors’ fees are included in accounts payable, related.

In April 2004, the Company executed a strategic consulting agreement with a member of the Company’s Advisory Committee.  Under the terms of the Agreement, the individual is to be paid a consulting fee of $95 per hour for all services in excess of 40 hours per calendar month and a location fee of $5,000 per well for each well drilled on the Company’s acreage in the Powder River Basin in Wyoming and Montana.  In addition, we have agreed to pay an overriding royalty interest in oil and gas production from all of our properties in the Powder River Basin not to exceed 2%.  During the year ended November 30, 2005, the Company paid the individual $21,250 in location fees.  In the year ended November 30, 2005, the Company assigned overriding royalty interests with a fair value of $732,687 to the individual.  The Company paid no location or consulting fees to the individual in the years ended November 30, 2007 and 2006.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

In connection with the acquisition of Pannonian, the Company assumed liabilities due from Pannonian to related parties including advances from the founder of the Company of $39,500; notes payable and accrued interest due to the President of Pannonian of $37,508; notes payable and accrued interest to a company wholly owned by the President of Pannonian of $44,400; and accounts payable to Directors of the Company for services rendered and costs advanced of $63,346.  As of November 30, 2005, all amounts due to related parties resulting from the acquisition of Pannonian have been paid in full.As of November 30, 2007, 2006 and 2005, the Company owed the President of Pannonian approximately $3,000, $10,000 and $37,400 for office and personnel expenses advanced by the President.  These amounts are included in accounts payable, related as of the respective dates.

During the year ended November 30, 2006, the Company entered into an agreement with PetroHunter Energy Corporation (“PetroHunter”), a corporation whose major shareholder is Marc A. Bruner,  to utilize a drilling rig owned and operated by a non-related third party drilling contractor, which was under contract with PetroHunter at the time.  The Company’s largest shareholder, was at January 31, 2007 a 33.4% beneficial shareholder of PetroHunter.  The contract called for drilling costs incurred on the Company’s well to be invoiced to and paid by PetroHunter and then invoiced by PetroHunter to the Company.  As of November 30, 2006, the Company owed PetroHunter $8,860 under the terms of the agreement.  Such amount was subsequently paid by the Company to PetroHunter and there are no amounts included in the year ending November 30, 2007.

See Note 4 – Notes Payable – Related Parties for the discussion of notes payable to related parties.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

The Company currently leases space in Denver, Colorado.  In addition the Company pays a portion of the office rental for Pannonian’s office, also in Denver.  Total minimum rental payments for non-cancelable operating leases for the years ending November 30 are as follows:

2008	$107,834
2009	$135,438
2010	$ 46,113

Rent expense was approximately $107,000, $114,000 and $126,000 for the years ended November 30, 2007, 2006 and 2005, respectively.

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

CONTINGENCIES

Litigation

On July 3, 2007, Windsor Energy Resources, Inc. ("Windsor") commenced a lawsuit against Dolphin in the District Court, Fourth Judicial District, Sheridan County, Wyoming, asserting claims for breach of an Operating Agreement and to foreclose statutory and/or contractual liens in the total claimed principal amount of $433,716, plus interest and attorney fees and costs. Windsor claims it is due the amounts for work it performed in drilling, completing and operating wells under the terms of the Operating Agreement. Dolphin disputes Windsor's claims and has asserted that Windsor failed to properly submit AFEs to Dolphin in compliance with the terms of the Operating Agreement, that Windsor on many occasions submitted AFEs for work that had already been completed, and that Windsor has submitted a number of joint interest billings that are erroneous and inaccurate. Dolphin has asserted a counterclaim for an accounting and a counterclaim for an offset for sums it claims Windsor owes Dolphin relating to wells operated by Dolphin.  No discovery has taken place and the parties have been engaged in settlement discussions in an attempt to resolve the claims and counterclaims asserted in this action.

The Vernon S. and Rowena W. Griffith Foundation ("Griffith Foundation") has commenced a lawsuit against Windsor Beaver Creek, LLC and Dolphin in the District Court, Fourth Judicial District, Sheridan County, Wyoming, seeking a determination that an oil and gas lease dated January 19, 1999 covering approximately 14,456 acres in Townships 55 and 56 North, Ranges 80 and. 81 West, Sheridan County, Wyoming has terminated. The Griffith Foundation claims that, as of the expiration of the primary term of the lease on January 19, 2007, there had been no production of oil or gas on the lands covered by the lease. The Griffith Foundation seeks an order declaring the lease has terminated and for damages in an unspecified amount.  Windsor and Dolphin dispute the claims asserted by the Griffith Foundation and intend to vigorously defend this litigation.  No discovery has taken place and the Griffith Foundation has only recently filed a motion to set a scheduling conference and a trial date.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

In August 2007, Dolphin (and Galaxy) filed complaints against the Wyoming Office of State Lands and Investments, Board of Land Commissioners ("Respondents") in the District Court, Laramie County, Wyoming. These actions seek relief from, and judicial review of, administrative actions taken by Respondents establishing excessive and unlawful bond requirements that were simultaneously disclosed and imposed on Dolphin and the Company on July 16, 2007, involving certain mineral leases administered by Respondents.  The two cases have been consolidated and briefs are to be filed by Galaxy and Dolphin by May 12, 2008.  The Wyoming Attorney General's Office has expressed a desire to further stay these cases, which Dolphin is considering.

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business.  Other than the above, the Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

Bankruptcy – See footnote 2

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to November 30, 2007, the Company has continued to receive advances from the Bruner Family Trust.   Subordinated unsecured promissory notes totaling $3,000,000 were issued in December 2007 and January, February and March 2008.  The notes are due 120 days from issuance or the time at which the registrant’s senior indebtedness has been paid in full. Interest accrues at the rate of 8% per annum.

The Company borrowed $600,000 from an unrelated entity in December 2007.  The notes are due 120 days from issuance or the time at which the registrant’s senior indebtedness has been paid in full. Interest accrues at the rate of 8% per annum.

On February 7, 2008, the Company received a notice from the American Stock Exchange (Amex) staff indicating that Galaxy no longer complies with the exchange’s continued listing standards, namely Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii), and 1003(a)(iv) of the Amex Company Guide, and that Galaxy’s common stock is subject to being delisted from the exchange.  On February 13, 2008, the Company filed an appeal requesting a hearing before an American Stock Exchange (Amex) panel regarding the continued listing of the company’s common stock on the exchange. The appeal automatically stayed  the delisting of Galaxy's common stock pending a hearing on the Company’s appeal and Amex's decision. The hearing was held on April 8, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (continued)

On April 14, 2008, the Company received a notice from the American Stock Exchange (“AMEX”) staff indicating its determination to prohibit the continued listing of Galaxy’s common stock and to initiate delisting proceedings.  At the hearing held on April 8, 2008, a Listing Qualifications Panel of the Amex Committee on Securities found that Galaxy’s financial condition and operating results are below the applicable quantitative standards set forth in Sections 1002 and 1003(a) of the Amex Company Guide.  In addition, AMEX cited the fact that Galaxy is in violation of other sections of the Amex Company Guide:  Section 1003(a)(iv) due to being financially impaired, Section 1003(a)(f)(v) based on its failure to execute the reverse stock split deemed appropriate by the staff, Section 704 based on its failure to hold an annual meeting of its stockholders during fiscal year 2007, and Sections 134 and 1101 due to its failure to file its Form 10-K for the fiscal year ended November 30, 2007 by the required deadline.

AMEX has indicated that it would file an application with the Securities and Exchange Commission to strike Galaxy’s common stock from listing and registration on the AMEX when and if authorized.

On April 21, 2008, the Company began trading on the Pink Sheets, a daily publication compiled by the National Quotation Bureau with bid and ask prices of over-the-counter (OTC) stocks, including the market makers who trade them.

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended November 30, 2007 and 2006:

	Three months ended
	02/28/07	05/31/07	08/31/07	11/30/07
Revenues
Natural gas sales	$217,189	$153,740	$76,303	$33,523

Operating expenses
Lease operating expenses	163,291	95,043	445,817	287,191
General and administrative	1,059,402	980,598	761,617	892,377
Impairment oil and gas properties	-	1,495,315	2,370,880	-
Depreciation and Amortization	143,277	135,835	232,056	74,957
	1,365,970	2,706,791	3,810,370	1,254,525

Other income (expense)
Interest and other	5,220	4,074	4,749	11,955
Interest and financing costs	(2,680,329)	(2,394,832)	(2,044,630)	(4,269,449)
	(2,675,109)	(2,390,758)	(2,039,881)	(4,257,494)

Net (loss)	$(3,823,890)	$(4,943,809)	$(5,773,948)	$(5,748,496)

Net (loss) per common share
Basic and diluted	$(.05)	$(.06)	$(.07)	$(.06)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Three months ended
	02/28/06	05/31/06	08/31/06	11/30/06
Revenues
Natural gas sales	$425,675	$248,661	$281,559	$238,747
Gain on disposition of oil and gas property and other income, related party	-	-	-	79,474

Operating revenues	425,675	248,661	281,559	318,221

Operating expenses
Lease operating expenses	294,308	106,510	189,493	190,825
General and administrative	1,154,718	1,327,423	1,172,301	1,362,092
Impairment oil and gas properties	-	-	1,031,160	297,272
Depreciation and amortization	176,344	185,984	318,379	98,739
	1,625,370	1,614,917	2,711,333	1,948,928

Other income (expense)
Interest and other	4,199	7,390	3,283	742
Interest and financing costs	(4,582,103)	(4,365,863)	(3,970,113)	(6,629,210)
	(4,577,904	(4,358,473)	(3,966,830)	(6,628,468)

Net (loss)	$(5,777,599)	$(5,729,729)	$(6,396,604)	$(8,259,175)

Net (loss) per common share
Basic and diluted	$(0.08)	$(0.08)	$(0.09)	$(0.11)

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States.  The reserves as of November 30, 2007, 2006 and 2005 have been estimated by Gustavson Associates, Inc., independent petroleum engineers.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive.  The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices.  The oil and gas prices used as of November 30, 2007 and 2006 are $49.50 per bbl of oil and $6.74 per mcf of gas, and $59.37 per bbl of oil and $6.76 per mcf of gas, respectively.  Future production costs are based on year-end costs and include severance taxes.  Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation.  The present value of future cash inflows is based on a 10% discount rate.  Due to the Company’s current liquidity issues, proved undeveloped reserves identified in the Gustavson Associates report have been excluded from the disclosures below and have been excluded from the Company’s DD&A and ceiling test calculations.

Proved Reserves	Gas (Mcf)	Oil (Bbls)
Balance, November 30, 2004	-	-
Extensions and discoveries	1,171,425	353
Production	(211,481)	-
Balance, November 30, 2005	959,944	353
Revisions to previous estimates	254,143	(8)
Extensions and discoveries	1,773	20
Production	(210,439)	(45)
Balance, November 30, 2006	1,005,421	320
Revisions to previous estimates	(150,549)	(125)
Extensions and discoveries	13,737	96
Production	(113,596)
Balance, November 30, 2007	755,013	291

GALAXY ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (continued)

Proved Developed Reserves as of November	2007	2006	2005
Gas (Mcf)	755,013	1,005,421	959,944
Oil (Bbls)	291	320	353

Standardized Measure of Discounted Future cash flows	November 30 2007	November 30 2006	November 30 2005

Future cash inflows	$3,829,000	$6,769,792	$6,529,934
Future cash outflows
Production costs	(1,753,00)	(2,954,112)	(2,498,340)
Development costs	(348,000)	(340,000)	(84,000)
Future income taxes	-	-	-
Future net cash flows	1,728,000	3,475,680	3,947,594
Adjustment to discount future annual net cash flows at 10%)	(471,000)	(732,608)	(1,005,320)
Standardized measure of discounted future net cash flows	$1,257,000	$2,743,072	$2,942,274

Change in the Standardized Measure of discounted future net cash flows
Standardized measure, beginning of period	$2,743,072	$2,942,274	$-
Sale of oil and gas, net of production costs and taxes (1)	(80,000)	(414,000)	(332,125)
Net change in sales prices, net of production Costs	(1,028,000)	(242,000)	-
Discoveries, extensions and improved Recoveries, net of future development cost	29,000	2,000	-
Change in future development costs	(6,000)	(276,000)	-
Revisions of quantity estimates	(302,000)	449,000	-
Accretion	219,000	294,000	-
Changes in timing	(215,000)	-	-
Other	(103,072)	(12,202)	-
Standardized measure, end of period	$1,257,000	$2,743,072	$2,942,274

(1) The Company has excluded certain dewatering costs of $591,000 that are not production costs during 2007 as they relate to wells that have yet to be classified as proved reserves and were not included in future development costs in prior years’ reserve reports.