Form 10-Q
period 2008-02-29
GALAXY ENERGY CORP
filed 2008-06-30
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   ___________________   to   ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ]Yes[X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [  ]Yes[X]No

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,661,968 shares of Common Stock, $0.001 par value, as of June 27, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

February 29, 2008	November 30, 2007
Unaudited
ASSETS
Current assets
Cash and cash equivalents	$8,052	$12,542
Accounts receivable, joint interest	7,871	1,464
Accounts receivable, joint interest, related party	29,361	14,975
Accounts receivable, other	40,133	22,711
Prepaid and other	87,865	77,668
Total current assets	173,282	129,360

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	15,247,793	15,247,793
Unevaluated oil and gas properties	41,364,340	41,271,752
Less accumulated depletion, amortization and impairment	(13,431,793)	(13,400,793)
Total oil and gas properties	43,180,340	43,118,752

Furniture and equipment, net	40,004	55,572

Other assets
Deferred financing costs, net	31,044	45,965
Restricted investments	429,472	429,472
Other	18,003	18,003
Total other assets	478,519	493,440

Total Assets	$43,872,145	$43,797,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks written in excess of deposits	$17,823	$-
Accounts payable and accrued expenses	1,370,844	1,435,517
Accounts payable – related party	46,818	46,818
Note payable – related party	20,998,506	18,143,506
Interest payable – related party	1,747,965	1,330,174
Current portion convertible notes payable, net	22,591,891	24,052,467
Interest payable	4,879,638	4,473,305
Total current liabilities	51,653,485	49,481,787

Non-current obligations
Convertible notes payable, net	2,445,143	2,428,161
Interest payable – related party	636,986	-
Interest payable	-	543,493
Asset retirement obligation	1,953,272	1,924,883
Total non-current obligations	5,035,401	4,896,537

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $.001 par value Authorized – 25,000,000 shares Issued – none	-	-
Common stock, $.001 par value Authorized – 400,000,000 shares Issued and outstanding – 83,661,968 shares and and 83,661,968 shares	83,662	83,662
Capital in excess of par value	73,179,798	73,054,798
Deficit accumulated during the development stage	(86,080,201)	(83,719,660)
Total stockholders’ equity	(12,816,741)	(10,581,200)

Total Liabilities and Stockholders’ Equity	$43,872,145	$43,797,124

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended February 29,		Cumulative From Inception (June 18, 2002) to
	2008	2007	February 29, 2008
Revenue
Natural gas sales	$101,709	$217,189	$3,196,755
Gain on disposition of oil and gas property	-	-	197,676
Gain on disposition of oil and gas property
and other income, related party	-	-	122,946
Total revenue	101,709	217,189	3,517,377

Costs and expenses
Lease operating expense	279,268	163,291	3,076,060
General and administrative	671,236	1,059,402	21,451,135
Impairment of oil and gas properties	-	-	10,534,191
Depreciation, depletion and accretion	74,957	143,277	3,404,678
Total costs and expenses	1,025,461	1,365,970	38,466,064

Other income (expense)
Interest and other income	14,674	5,220	270,972
Interest expense and financing costs	(1,451,463)	(2,680,329)	(51,402,490)
Total other income (expense)	(1,436,789)	(2,675,109)	(51,131,514)

Net Loss	$(2,360,541)	$(3,823,890)	$(86,080,201)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)	$(1.45)

Weighed average number of common shares
outstanding – basic and diluted	83,661,968	82,617,024	59,318,927

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended February 29,		Cumulative From Inception (June 18, 2002) to
	2008	2007	February 29, 2008
Cash flows from operating activities
Net loss	$(2,360,541)	$(3,823,890)	$(86,080,201)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Stock for interest	-	-	4,762,508
Stock for services	-	-	264,600
Stock for services – related party	-	-	90,000
Oil and gas properties for services	-	-	732,687
Stock for debt – related party	-	-	233,204
Amortization of discount and deferred financing
costs on convertible debt	71,330	1,363,064	21,643,013
Finance costs incurred for waiver of triggeringevent	-	-	3,457,101
Write-off of discount and deferred financing costs
upon conversion of convertible debt	-	-	2,979,404
Write-off of discount and deferred financing costs
upon extinguishment of convertible debt	-	-	4,126,371
Compensation expense on vested stock options	125,000	308,735	2,961,442
Depreciation, depletion and
accretion expense	74,957	143,277	3,399,677
Gain on disposition of oil and gas properties	-	-	(270,389)
Impairment of oil and gas properties	-	-	10,534,191
Changes in assets and liabilities:
Accounts payable – trade, accruals, bankoverdrafts	(46,850)	215,136	275,425
Accounts payable – related party	-	3,673	46,818
Interest payable	917,617	761,589	7,264,589
Accounts receivable, prepaids and other
current assets	(38,215)	664,332	(178,694)
Other	(10,199)	-	12,102

Net cash used for operating activities	(1,266,901)	(364,084)	(23,746,152)

Cash flows from investing activities
Additions to oil and gas properties	(92,588)	(838,939)	(48,161,908)
Management fees earned on operated properties	-	11,791	1,752,133
Purchase of furniture and equipment	-	-	(283,461)
Purchase surety bonds	-	-	(503,083)
Proceeds from surety bonds	-	-	73,610
Proceeds from sale of oil and gas properties	-	-	340,000
Deposit on sale of oil and gas properties, net of
selling costs	-	1,975,000	-
Advance to affiliate	-	-	(60,000)
Cash received upon recapitalization and merger	-	-	4,234

Net cash provided by (used for) investing activities	(92,588)	1,147,852	(46,838,475)

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended February 29,		Cumulative From Inception (June 18, 2002) to
	2008	2007	February 29, 2008
Cash flows from financing activities
Proceeds from sale of common stock	-	-	17,905,300
Proceeds from sale of convertible notes payable	-	-	44,695,000
Proceeds from sale of convertible debentures	-	-	5,040,000
Proceeds for sale of notes payable – related party	2,855,000	1,400,000	18,773,777
Proceeds from exercise of warrants	-	-	1,019,306
Debt and stock offering costs	-	-	(3,980,569)
Payment of convertible notes payable	(1,500,000)	(1,875,000)	(12,180,285)
Payment of note payable – related party	-	-	(129,578)
Payment of note payable	-	-	(550,272)

Net cash provided by (used for) financing activities	1,355,000	(475,000)	70,592,679

Net (decrease) increase in cash	(4,490)	308,768	8,052

Cash and cash equivalents, beginning of period	12,542	608,180	-

Cash and cash equivalents, end of period	$8,052	$916,948	$8,052

Supplemental schedule of cash flow information
Cash paid for interest	$462,516	$555,676	$7,087,915

Supplemental disclosures of non-cash investing and
financing activities
Debt incurred for oil and gas properties	$-	$-	$3,646,000
Debt incurred for finance costs	$-	$-	$3,547,101
Stock issued for services	$-	$-	$354,600
Stock issued for interest and debt	$-	$-	$14,152,538
Stock issue for convertible debentures	$-	$-	$5,640,000
Warrants issued for offering and financing costs	$-	$-	$1,685,850
Discount on convertible debt issued	$-	$-	$14,883,630
Conversion of interest to debt	$-	$-	$11,178
Stock issued for subsidiary – related party	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$-	$9,146,800
Accounts payable settled through issuance of
related party notes	$-	$-	$175,000
Recognition of asset retirement obligation	$-	$-	$1,760,000

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION

Galaxy Energy Corporation (“Galaxy” or the “Company”) is an independent oil and gas company primarily engaged in the exploration for, and the acquisition and development of crude oil and natural gas.  These activities have been conducted primarily in the Rocky Mountain region of the United States.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2007.  The current interim period reported herein should be read in conjunction with the Company’s Form 10-K for the year ended November 30, 2007.

The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd.  (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY & BANKRUPTCY FILING

During the three months ended February 29, 2008, the Company incurred a net loss of $2,360,541 and used cash for operating activities of $1,266,901.  During the three months ended February 29, 2008, the Company’s working capital deficit increased to $51,480,203 from $49,352,427 as of November 30, 2007.

On March 14, 2008, the Company and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Court”).  The Company and Dolphin will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as they devote renewed efforts to resolve their liquidity problems and develop a reorganization plan.

Pursuant to the provisions of the Bankruptcy Code, the Company is not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against the Company that arose prior to the date of the filing.  In addition, as a debtor-in-possession, the Company and Dolphin have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

It is the Company’s intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact the Chapter 11 cases and any reorganization plan will have on the trading market for the Company’s stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

It is possible that at least a portion of the Company’s oil and gas assets will be offered for sale to potential buyers as part of the bankruptcy reorganization; however, there is no assurance a sale will be completed or that  the full carrying value of the assets in such a sale will be realized.  If that were to occur, the Company may be required to write off a portion of the carrying value of such properties and such write-off could be material.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued operation is contingent upon its ability to raise additional capital through debt or equity placements and or sell assets, successfully emerging from bankruptcy, and ultimately attaining profitability from its oil and gas operations.

In addition to the sale of its oil and gas properties, the Company is considering other options for raising additional capital to fund its 2008 operational budget such as debt and equity offerings, the farm-out of some of its acreage and other similar type transactions.  There is no assurance that financing will be available to the Company on favorable terms or at all or that any farm-out transaction will occur.  Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company’s stockholders.

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of February 29, 2008.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Significant estimates include  the Company’s ability to continue as a going concern and realize assets and liquidate liabilities in an orderly manner. Other significant estimates are required for proved oil and gas reserves which, as described in Note 3 – Property and Equipment, have a material impact on the carrying value of oil and gas property.  In addition, significant estimates are required in the valuation of undeveloped oil and gas properties.  Actual results could differ from those estimates especially as a result of the Company’s bankruptcy proceedings and such differences could be material.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  During the year ended November 30, 2007, the Company recorded an impairment expense of $3,866,195 representing the excess of capitalized costs over the ceiling amount.  Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above.  No impairment or reclassification of costs was recognized during the three months ended February 29, 2008.

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

The information below reflects the change in the ARO during the period ended February 29,

2008
Balance beginning of period	$1,924,883
Liabilities incurred	-
Liabilities settled	-
Accretion	28,389
Balance end of period	$1,953,272

SHARE-BASED COMPENSATION

The Company follows FAS No. 123(R), “Accounting for Share-Based Compensation,”.  FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  The Company is assuming no forfeitures going forward based on the Company’s historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

As of February 29, 2008, options to purchase an aggregate of 4,470,000 shares  of the  Company's  common  stock  were outstanding,  of  which 3,707,500  are  exercisable.   These options were granted to the Company’s employees, directors and consultants at exercise prices ranging from $0.0325 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based compensation costs were $125,000 and $308,735, for the three months ended February 29, 2008 and the three months ended February 28, 2007 , respectively.  These amounts were charged to operations as compensation expense and included within general and administrative expense.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOSS PER COMMON SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive.

RECLASSIFICATION

Certain amounts in the 2007 financial statements have been reclassified to conform to the February 29, 2008 financial statement presentation.  The reclassifications have no effect on the Company's net loss for the period.

NOTE 3 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company recognizes three cost centers for its oil and gas activities, the United States Cost Center, the Germany Cost Center and the Romania Cost Center.

United States Cost Center

In 2003, the Company began the acquisition of unevaluated oil and gas properties primarily in the Powder River Basin region of the Rocky Mountain area.  In 2004 the Company acquired additional unevaluated properties, began its exploration program and commenced limited production of natural gas in the Powder River Basin.  During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties.  During 2007 and 2006 the Company continued limited operations in the Powder River Basin and extended de-watering operations on certain prospects in the basin.  The Company continues its dewatering program on certain prospects in the basin.

In 2005, the Company entered into an exploration project in the Piceance Basin , acquiring prospective acreage, evaluating and planning for an exploratory drilling program. The Company with its partner, Exxel Energy Corp. (Exxel), a related party, have participated in approximately twenty wells, with the Company’s working interests ranging from less than 1% to 25%.

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

NOTE 4 - NOTES PAYABLE RELATED PARTIES

BRUNER FAMILY TRUST

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

In November 2007, the Company settled approximately $175,000 of past due invoices that had been recorded in accounts payable and accrued expenses by transferring the obligation to the Bruner Trust.  The outstanding debt was with Charles B. Crowell, the CEO of PetroHunter Energy Corporation – a related party, for consulting services performed for Galaxy prior to Mr. Crowell being named CEO of Petrohunter.  The $175,000 is included in the Bruner Trust notes described above.

During the quarter ended February 29, 2008, the Company continued to receive advances from the Bruner Trust.   Subordinated unsecured promissory notes totaling $2,855,000 were issued. Subsequent to February 29, 2008, the Company received $145,000 from the Bruner  Trust prior to the Bankruptcy filing on March 14, 2008.  After the Bankruptcy filing, the Bruner Trust has provided approximately $1,903,000 in debtor in possession financing through the date of this report.  See Note 8 – Subsequent Events.

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) the Company issued a promissory note to DAR in the amount of $2,600,000.  At February 29, 2008, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006. The note accrues interest at the rate of 12% per annum and was due on December 1, 2006.  The Bruner Trust has entered into various Forbearance Agreements whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date.  As of February 29, 2008, the Company and the Bruner Trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until May 31, 2008.

All of the related party debt with the Bruner Trust is due during the year ended November 30, 2008.

PETROHUNTER ENERGY CORPPORATION

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

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

In connection with the December 1, 2005 agreement entered into with the holders of the 2004 Notes, as discussed above, the terms of the March 2005 Notes were subsequently amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share.  In accordance with SFAS 5, Accounting for Contingencies, the Company recorded the effect of this agreement in the financial statements as of November 30, 2005.  In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The Company wrote off unamortized discount and deferred financing associated with the original debt in the amount of $1,389,033 including the amount in interest and financing cost.  In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recognized the fair value of the warrants and the beneficial conversion feature associated with the Notes aggregating $2,802,876 as a discount to the Notes and as additional paid in capital.  The Company records any amortization of the discount as interest expense.

On April 27, 2007 the Company and the Holders of the March 2005 Notes entered into an Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes to the earliest of (A) the date of consummation of the Sale of the Powder River Basin oil & gas assets (PRB sale),

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

(B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As the PRB Sale was not consummated and the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full.

During the three months ending February 29, 2008, the Company recorded $287,772 in interest expense relative to the March 2005 Notes.

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors (the May 2005 notes).  Gross proceeds from the offering were $10,000,000.  The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries.  Such security interest ranks senior to the March 2005 Notes.  The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly.  The May 2005 notes mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share.  In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The fair value of the ORRI has been calculated to be the difference between the market price per share at the date of issue ($1.14) and the conversion price ($1.88), times the number of shares into which the notes are convertible (5,319,149) or $3,936,170.  This value has been recorded as a charge to the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes.  The discount will be amortized over the five-year term of the notes.  Amortization of the discount is included in interest expense.  Deferred financing costs associated with the notes in the amount of $639,888 were capitalized and were being amortized over the life of the notes.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

•	A final balloon payment of any remaining amounts owed under the 2005 Notes by October 1, 2008.

In addition, cash proceeds from any sales of Galaxy’s assets are to be used to repay the 2005 Notes.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company recognized this transaction as an extinguishment of the existing debt and the issuance of new debt.  The note was initially recorded at its fair value of $12,500,000 and then reduced by a $500,000 payment made by the Company on November 16, 2007.  The Company wrote off unamortized discount and deferred financing associated with the May 2005 debt in the amounts of $1,963,776 and $330,107, respectively, including the amount in interest and financing cost during the year ending November 30, 2007.

During the three months ending February 29, 2008, the Company recorded $412,192 as interest expense relative to the May 2005 Notes.

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

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years.  The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the April 2006 Debentures and is being amortized over the term of the April 2006 Debentures.  During the three months ending February 29, 2008, the Company recorded $168,288 as interest expense.  In addition, amortization of the discount of $39,426 and deferred finance costs of $14,922 is included in interest expense for the three months ended February 29, 2008.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years.  The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the June 2006 Debentures and is being amortized over the term of the June 2006 Debentures.  During the three months ending February 29, 2008, the Company recorded $93,493 as interest expense relative to the June 2006 Notes and also recorded $16,982 in interest expense for amortization of the original discount on these Notes.

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

At February 29, 2008 and November 30, 2007 convertible notes consist of the following:

	February 29, 2008	November 30, 2007
March 2005 Notes	$7,695,000	$7,695,000
Less unamortized discount	-	-
May 2005 Notes	10,500,000	12,000,000
Less unamortized discount	-	-
April 2006 Notes	4,500,000	4,500,000
Less unamortized discount	(103,109)	(142,535)
June 2006 Notes	2,500,000	2,500,000
Less unamortized discount	(54,857)	(71,837)
	25,037,034	26,480,628
Less current portion, net	(22,591,891)	(24,052,467)
Long term portion, net	$2,445,143	$2,428,161

Total principal payments due in the next twelve months for the notes listed above are $25,195,000.  If the Company’s common stock meets certain conditions of trading volume and price, all principal payments may be paid by issuing shares of common stock.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

At February 29, 2008 the Company’s debt maturity schedule, including related party debt is as follows:

2008	$43,693,505
2009	2,500,000
$46,193,505

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended February 28, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value of $410,000 associated with these shares was expensed during 2007.  There were no shares issued during the quarter ended February 29, 2008.

NOTE 7 – STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At February 29, 2008, and November 30, 2007, options to purchase 2,030,000 and 2,270,000 shares, respectively, were available to be granted pursuant to the stock option plan.

In January 2008 and 2007, the Company granted  options to purchase 240,000 and 240,000 shares, respectively, of the Company’s common stock to the Company’s outside directors for a term of 10 years at the closing price of the common stock on the date of grant.  The options were vested upon grant.

NOTE 8 – SUBSEQUENT EVENTS

On April 11, 2008, the United States Bankruptcy Court for the District of Colorado approved interim post-petition financing to the Company and Dolphin  of $308,000 by Bruner Family Trust UTD March 28, 2005, pursuant to the terms of a Loan Agreement dated as of April 14, 2008. The Company and Dolphin requested this amount to avoid immediate and irreparable harm.   At a hearing held April 28, 2008, the Bankruptcy Court entered a final order authorizing the Company and Dolphin to borrow up to $4,485,250 pursuant to the terms of the Loan Agreement. The Loan Agreement provides for interest at the rate of 10% per annum and maturity of the loan on the earlier of (i) the closing of any transaction pursuant to which any third party acquires substantially all of the Company’s or Dolphin’s assets; (ii) the conversion of the Company’s or Dolphin’s bankruptcy case to a case under chapter 7 of the Bankruptcy Code; (iii) the dismissal of either of the bankruptcy cases; (iv) the date on which any chapter 11 plan of reorganization becomes effective; (v) the occurrence of an Event of Default (as defined in the Loan Agreement) or (vi) November 15, 2008.  The Loan is secured by a lien on all of the Company’s and Dolphin’s assets. One of the trustees of Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the president and a director of the registrant.

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

It is possible that at least a portion of our oil and gas assets will be offered for sale to potential buyers as part of our bankruptcy reorganization; however there is no assurance a sale will be completed or that we will realize the full carrying value of the assets in such a sale.  If that were to occur, we may be required to write off a portion of the carrying value of such properties and such write-off could be material.

Overview and Plan of Operation

Since our inception, our business has been to acquire oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties, commence drilling operations and complete the infrastructure necessary to deliver natural gas to nearby pipelines.  Most of this funding has been high-interest debt financing .. On March 14, 2008 we declared bankruptcy under Chapter 11.

As we work towards exiting Chapter 11, our tasks now are to establish reserves on our properties and to place our properties into production.    We anticipate that the revenues generated from our properties will not be sufficient to fund our planned operations, debt repayment and commitments.

At February 29, 2008, our working capital deficit was approximately $51,500,000.  As of that date we, we had contractual obligations to pay debt due within twelve months totaling approximately $43,700,000.

Going Concern

The report of our independent registered public accounting firm on the financial statements for  the year ended November 30, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss of $86,080,201 for the period from inception to February 29, 2008.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability   to establish the Company as a going concern is dependent upon our ability to obtain additional financing, and successfully emerging from bankruptcy in order to fund our planned operations and ultimately, to achieve profitable operations.

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

Results of Operations

Three months ended February 29, 2008 compared to the three months ended February 28, 2007

During the three months ended February 29, 2008, revenues from natural gas sales decreased  to $101,709 from $217,189 the year before.  Approximately 30 wells produced and sold 16,000 Mcf of natural gas in 2008, compared to 23 wells that sold 39,306 Mcf in 2007.  The 2008 production decrease reflects the shutting in of an uneconomic producing field in the Powder River Basin. Average prices received for gas sold increased to $6.36 in 2008 from $5.52 in 2007.  Lease operating and production tax expenses also increased in 2008 to $279,268, compared to $163,291 the year before.  This increase reflects the continued dewatering of certain Powder River Basin fields with a cost of approximately $229,000 for the quarter ended February 29, 2008. The Company had previously capitalized its dewatering costs during the quarter ended February 28, 2007.

For the three months ended February 29, 2008 and February 28, 2007, we incurred general and administrative expenses of $671,236 and $1,059,402, respectively, as summarized below:

	2008	2007
Stock-based compensation	$125,000	$308,735
Salaries and benefits	171,008	224,030
Professional and consulting fees	55,989	31,149
Investor relations	69,969	112,417
Legal	56,509	143,859
Travel and entertainment	15,476	12,983
Office lease and expenses	34,319	56,396
Audit and accounting	87,663	86,039
Directors fees	43,500	45,000
Insurance, prospect generation and other	11,803	38,794
Total	$671,236	$1,059,402

Significant period-to-period variances include:

•	Salary and benefits decreased as the Company has not replaced certain professionals with in house hires.
•	Investor relations expenses continued to decrease as less time was spent on IR activities.
•
Legal fees in 2007 reflects legal fees of approximately $20,000 incurred to prepare and file numerous 8-K reports and file preliminary proxy statements with the SEC and legal fees of approximately $40,000 incurred in negotiations for the sale of certain oil and gas assets.  No such costs were incurred during the quarter ended February 29, 2008.

Depreciation, depletion and amortization expense (“DD&A”) of  $74,957 in 2008 reflects a decrease from the 2007 amount of $143,277.  The decrease in DD&A expense is primarily attributed to lower gas sales volumes.

Interest and financing costs decreased to $1,451,463 in 2008 from $2,680,329 in 2007, reflecting significantly lower amortization of discount on the May 2005 Notes and the reduction of debt levels in 2007 due to the payments made on the May 2005 notes.  The table below summarizes interest and financing costs for the three months ended February 28, 2008 and 2007.

	2008	2007
Interest on outstanding debt	$962,343	$1,144,067
Interest on outstanding debt, related party	417,790	172,518
Amortization of discount	56,408	1,316,605
Amortization of deferred finance costs	14,922	47,139
Total	$1,451,463	$2,680,329

Significant year-to-year variances include:

•	Interest on outstanding debt, related party in 2008 reflects the increase interest due to the higher balances associated with borrowing from the Bruner Family Trust.
•	Lower amortization of discount reflects the write off of the debt discount on the May 2005 notes during 2007.

Liquidity and Capital Resources

Operating Activities

  For the three months ended February 29, 2008 we used $1,266,901 for operating activities, as compared to $364,084 for the same period in 2007.  The 2008 significant adjustments to reconcile the net loss of $2,360,541 includes  $917,617 in interest payable and $125,000 for stock based compensation.  Significant adjustments to reconcile the net loss of $3,823,890 to net cash used by operating activities for 2007 were $1,363,064 for amortization of discount and deferred financing costs on convertible debt, $308,735 for stock based compensation expense and DD&A of $143,277.

Investing Activities

 Our investing activities used net cash of $92,588, after recoveries, in the three months ended February 29, 2008, as compared to $1,147,852 of cash provided for the comparable period of 2007. The decrease is primarily due to the receipt of $1,975,000 for a deposit in 2007 and due to the Company’s financial position and lower investment activities in 2008.

Financing Activities

  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of approximately $71 million through the period ended February 29, 2008.  Financing activities provided cash of $1,355,000 in the first three months of fiscal 2008, as compared to a use of $475,000 in 2007.  The increase is due primarily to additional borrowings of $2,855,000 from the Bruner Family Trust during the three months ending February 29, 2008.

Schedule of Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of February 29, 2008.

	Payments due by period
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes payable (2)
Principal	$25,195,000	$22,695,000	$2,500,000	$-	$-
Interest	5,516,624	4,879,638	636,986	-	-
Notes payable – related party
Principal	20,998,506	20,998,506	-	-	-
Interest	1,747,965	1,747,965	-	-	-
Asset retirement obligations (3)	1,953,272	-	-	-	1,953,272
Office and equipment leases	289,384	107,834	135,438	46,112	-
TOTAL	$55,700,751	$50,428,943	$3,272,424	$46,112	$1,953,272

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

Critical Accounting Policies and Estimates

The Critical Accounting Policies and Estimates followed by the Company are set forth in Company’s Annual Report on Form 10-K for the year ended  November  30, 2007 (the “2007 Form 10-K”).

Forward-Looking Statements

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

Other than the filing of voluntary petitions for relief in the United States Bankruptcy Court for the District of Colorado, we are not a party to any pending legal proceedings.

Item 1A.       Risk Factors

There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended November 30, 2007.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.          Defaults Upon Senior Securities

                       None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
3.1	Articles of Incorporation (2)
3.2	Articles of Amendment to Articles of Incorporation (3)(4)
3.3	Bylaws (2)
10.1	2003 Stock Option Plan (3)
10.2	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (5)
10.3	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (5)

Regulation S-K Number	Exhibit
10.4	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (5)
10.5	Form of Note (5)
10.6	Form of Common Stock Purchase Warrant (5)
10.7	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (5)
10.8	Subordination Agreement (5)
10.9	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (6)
10.10	Second Amendment to Participation Agreement dated May 24, 2005 (7)
10.11	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (8)
10.12	Form of Note (8)
10.13	Form of Qualifying Issuance Warrants (8)
10.14	Form of Repurchase Warrants (8)
10.15	Form of Registration Rights Agreement (8)
10.16	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (8)
10.17	Form of Mortgage Amendment (8)
10.18	Form of Waiver and Amendment to 2004 Notes and Warrants (9)
10.19	Form of Waiver and Amendment to March 2005 Notes and Warrants (8)
10.20	Form of Conveyances of Overriding Royalty Interests (8)
10.21	Form of March 2005 Subordination Agreement (8)
10.22	Second Amendment to Lease Acquisition and Development Agreement (10)
10.23	Third Amendment to Participation Agreement dated October 4, 2005 (11)
10.24	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (12)
10.25	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (13)
10.26	Form of Debenture (13)
10.27	Form of Warrant (13)

Regulation S-K Number	Exhibit
10.28	Form of Subordination Agreement (13)
10.29	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (14)
10.30	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (16)
10.31	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (16)
10.32	Subordination Agreement dated September 28, 2006 (16)
10.33	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (17)
10.34	Subordination Agreement dated November 1, 2006 (17)
10.35	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (18)
10.36	Subordination Agreement dated November 13, 2006 (18)
10.37	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (19)
10.38	Registration Rights Agreement dated November 29, 2006 (19)
10.39	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (20)
10.40	Subordination Agreement dated November 30, 2006 (20)
10.41	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (21)
10.42	Subordination Agreement dated February 1, 2007 (21)
10.43	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (22)
10.44	Subordination Agreement dated February 26, 2007 (22)
10.45	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (23)
10.46	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (24)
10.47	Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (25)
10.48	Subordination Agreement dated March 30, 2007 (25)

Regulation S-K Number	Exhibit
10.49	Subordinated Unsecured Promissory Note dated April 25, 2007 to Bruner Family Trust UTD March 28, 2005 (26)
10.50	Subordination Agreement dated April 25, 2007 (26)
10.51	Subordinated Unsecured Promissory Note dated May 4, 2007 to Bruner Family Trust UTD March 28, 2005 (27)
10.52	Subordination Agreement dated May 4, 2007 (27)
10.53	Subordinated Unsecured Promissory Note dated August 31, 2007 to Bruner Family Trust UTD March 28, 2005 (28)
10.54	Subordination Agreement dated August 31, 2007 (28)
10.55	Subordinated Unsecured Promissory Note dated June 29, 2007 to Bruner Family Trust UTD March 28, 2005 (29)
10.56	Subordination Agreement dated June 29, 2007 (29)
10.57	Amended Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective June 30, 2007 (30)
10.58	Subordinated Unsecured Promissory Note dated August 22, 2007 to Bruner Family Trust UTD March 28, 2005 (30)
10.59	Subordination Agreement dated August 22, 2007 (31)
10.60	Subordinated Unsecured Promissory Note dated August 29, 2007 to Bruner Family Trust UTD March 28, 2005 (31)
10.61	Subordination Agreement dated August 29, 2007 (32)
10.62	Subordinated Unsecured Promissory Note dated September 28, 2007 to Bruner Family Trust UTD March 28, 2005 (33)
10.63	Subordination Agreement dated September 28, 2007 (33)
10.64	Subordinated Unsecured Promissory Note dated October 11, 2007 to Bruner Family Trust UTD March 28, 2005 (34)
10.65	Subordination Agreement dated October 11, 2007 (34)
10.66	October 2007 Amendment and Agreement as to 2005 Subordinated Notes (35)
10.67	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (36)
10.68	Subordination Agreement dated November 2, 2007 (36)
10.69	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (37)

Regulation S-K Number	Exhibit
10.70	Subordination Agreement dated November 2, 2007 (37)
10.71	November 2007 Amendment Agreement dated November 16, 2007 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (38)
10.72	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (39)
10.73	Subordination Agreement dated December 3, 2007 (39)
10.74	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (40)
10.75	Subordination Agreement dated December 3, 2007 (40)
10.76	Subordinated Unsecured Promissory Note dated December 28, 2007 to Partner Marketing AG (41)
10.77	Subordination Agreement dated December 28, 2007 (41)
10.78	Subordinated Unsecured Promissory Note dated December 31, 2007 to Bruner Family Trust UTD March 28, 2005 (42)
10.79	Subordination Agreement dated December 31, 2007 (42)
10.80	Subordinated Unsecured Promissory Note dated January 15, 2008 to Bruner Family Trust UTD March 28, 2005 (43)
10.81	Subordination Agreement dated January 15, 2008 (43)
10.82	Subordinated Unsecured Promissory Note dated January 30, 2008 to Bruner Family Trust UTD March 28, 2005 (44)
10.83	Subordination Agreement dated January 30, 2008 (44)
10.84	Subordinated Unsecured Promissory Note dated February 14, 2008 to Bruner Family Trust UTD March 28, 2005 (45)
10.85	Subordination Agreement dated February 14, 2008 (45)
10.86	Subordinated Unsecured Promissory Note dated March 3, 2008 to Bruner Family Trust UTD March 28, 2005 (46)
10.87	Subordination Agreement dated March 3, 2008 (46)
10.88	Unsecured Promissory Note dated March 13, 2008 to Bruner Family Trust UTD March 28, 2005 (47)
10.89	Loan Agreement dated as of April 14, 2008 among Galaxy Energy Corporation and Dolphin Energy Corporation, Borrowers, and Bruner Family Trust, Lender (48)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(3)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(6)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(7)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(9)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(10)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.
(11)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(13)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(14)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(15)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(16)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(17)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.

(23)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(24)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.
(25)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 0-32237.
(26)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2007, filed April 27, 2007, file number 1-32682.
(27)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 4, 2007, filed May 8, 2007, file number 1-32682.
(28)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 31, 2007, filed June 29, 2007, file number 1-32682.
(29)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 29, 2007, filed July 2, 2007, file number 1-32682.
(30)	Incorporated by reference to the exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended May 31, 2007, filed July 16, 2007, file number 1-32682.
(31)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 22, 2007, filed August 23, 2007, file number 1-32682.
(32)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 29, 2007, filed August 29, 2007, file number 1-32682.
(33)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2007, filed October 2, 2007, file number 1-32682.
(34)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 11, 2007, filed October 15, 2007, file number 1-32682.
(35)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 31, 2007, filed November 6, 2007, file number 1-32682.
(36)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 2, 2007, filed November 8, 2007, file number 1-32682.
(37)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 9, 2007, filed November 15, 2007, file number 1-32682.
(38)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 16, 2007, filed November 19, 2007, file number 1-32682.
(39)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 3, 2007, filed December 4, 2007, file number 1-32682.
(40)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 14, 2007, filed December 18, 2007, file number 1-32682.
(41)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 28, 2007, filed January 3, 2008, file number 1-32682.
(42)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 31, 2007, filed January 3, 2008, file number 1-32682.
(43)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 15, 2008, filed January 18, 2008, file number 1-32682.
(44)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 30, 2008, filed February 4, 2008, file number 1-32682.
(45)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 14, 2008, filed February 14, 2008, file number 1-32682.
(46)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 3, 2008, filed March 4, 2008, file number 1-32682.
(47)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 13, 2008, filed March 17, 2008, file number 1-32682.
(48)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 14, 2008, filed April 16, 2008, file number 1-32682.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY ENERGY CORPORATION

June 30, 2008	By:	/s/ Christopher S. Hardesty
Christopher S. Hardesty
Chief Financial Officer