Form 10-Q
period 2008-05-31
GALAXY ENERGY CORP
filed 2008-09-05
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,661,968 shares of Common Stock, $0.001 par value, as of September 2, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	May 31, 2008	November 30, 2007
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$405,601	$12,542
Accounts receivable, joint interest	8,808	1,464
Accounts receivable, joint interest, related party	30,266	14,975
Accounts receivable, other	79,382	22,711
Prepaid and other	152,567	77,668
Total current assets	676,624	129,360

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	15,247,793	15,247,793
Unevaluated oil and gas properties	41,635,252	41,271,752
Less accumulated depletion, amortization and impairment	(13,454,448)	(13,400,793)
Total oil and gas properties	43,428,597	43,118,752

Furniture and equipment, net	24,435	55,572

Other assets
Deferred financing costs, net	15,952	45,965
Restricted investments	493,473	429,473
Other	18,396	18,002
Total other assets	527,821	493,440

Total Assets	$44,657,477	$43,797,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$413,795	$-
Notes payable	10,000,000	12,000,000
Interest payable	253,911	317,603
Total liabilities not subject to compromise	10,667,706	12,317,603

Liabilities subject to compromise	46,388,062	40,135,838

Total current liabilities	57,055,768	52,453,441

Non-current liabilities
Asset retirement obligation	1,984,475	1,924,883
Total liabilities	59,040,243	54,378,324

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, Authorized – 25,000,000 shares Issued – none	-	-
Common stock, $.001 par value Authorized – 400,000,000 shares Issued and outstanding – 83,661,968 shares	83,662	83,662
Capital in excess of par value	73,426,168	73,054,798
Deficit accumulated during the development stage	(87,892,596)	(83,719,660)
Total stockholders’ deficit	(14,382,766)	(10,581,200)

Total Liabilities and Stockholders’ Deficit	$44,657,477	$43,797,124

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended May 31,
	2008	2007
Revenue
Natural gas sales	$144,407	$153,740

Costs and expenses
Lease operating expense	314,075	95,043
General and administrative	825,558	980,598
Impairment of oil and gas properties	-	1,495,315
Depreciation, depletion and accretion	69,427	135,835
Total costs and expenses	1,209,060	2,706,791

Other income (expense)
Interest and other income	14,823	4,074
Interest expense and financing costs (for the 2008 period, $1,507,255, Note 3)	(592,947)	(2,394,832)
Total other income (expense)	(578,124)	(2,390,758)

Net loss before reorganization items	(1,642,777)	(4,943,809)

Reorganization items, net	169,618	-

Net Loss	$(1,812,395)	$(4,943,809)

Net loss per common share – basic and diluted	$(0.02)	$(0.06)

Weighed average number of common shares
outstanding – basic and diluted	83,661,968	83,661,938

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six Months Ended May 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	May 31, 2008
Revenue
Natural gas sales	$246,116	$370,929	$3,341,162
Gain on disposition of oil and gas property	-	-	197,676
Gain on disposition of oil and gas property
and other income, related party	-	-	122,946
Total revenue	246,116	370,929	3,661,784

Costs and expenses
Lease operating expense	593,343	258,334	3,390,135
General and administrative	1,496,794	2,040,000	22,276,691
Impairment of oil and gas properties	-	1,495,315	10,534,191
Depreciation, depletion and accretion	144,384	279,112	3,474,104
Total costs and expenses	2,234,521	4,072,761	39,675,121

Other income (expense)
Interest and other income	29,499	9,294	285,796
Interest expense and financing costs (for the 2008 period, $2,958,718, Note 3)	(2,044,410)	(5,075,161)	(51,995,437)
Total other income (expense)	(2,014,911)	(5,065,867)	(51,709,641)

Net loss before reorganization items	(4,003,316)	(8,767,699)	(87,722,978)

Reorganization items, net	169,618	-	169,618

Net Loss	$(4,172,934)	$(8,767,699)	$(87,892,596)

Net loss per common share – basic and diluted	$(0.05)	$(0.11)	$(1.46)

Weighed average number of common shares
outstanding – basic and diluted	83,491,950	83,148,156	60,361,401

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended May 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	May 31, 2008
Cash flows from operating activities
Net loss	$(4,172,934)	$(8,767,699)	$(87,892,596)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Stock for interest	-	-	4,762,508
Stock for services	-	-	264,600
Stock for services – related party	-	-	90,000
Oil and gas properties for services	-	-	732,687
Stock for debt – related party	-	-	233,204
Amortization of discount and deferred financing
costs on convertible debt	124,231	2,434,940	21,695,915
Finance costs incurred for waiver of triggering event	-	-	3,457,101
Write-off of discount and deferred financing costs
upon conversion of convertible debt	-	-	2,979,404
Write-off of discount and deferred financing costs
upon extinguishment of convertible debt	-	-	4,126,371
Compensation expense on vested stock options	371,370	602,057	3,207,812
Depreciation, depletion and
accretion expense	144,383	279,112	3,474,104
Gain on disposition of oil and gas properties	-	-	(270,389)
Impairment of oil and gas properties	-	1,495,315	10,534,191
Changes in assets and liabilities:
Accounts payable – trade, LSTC, accruals, bankoverdrafts	403,358	118,272	725,632
Accounts payable – related party	(43,500)	(14,987)	3,318
Interest payable	1,036,036	1,542,243	7,383,008
Accounts receivable, prepaids and other
current assets	(79,306)	939,464	(219,785)
Other	(157,500)	-	(140,196)

Net cash used for operating activities	(2,373,862)	(1,371,283)	(24,853,111)

Cash flows from investing activities
Additions to oil and gas properties	(262,079)	(1,818,997)	(48,331,400)
Management fees earned on operated properties	-	33,166	1,752,133
Purchase of furniture and equipment	-	(2,289)	(283,461)
Purchase surety bonds, net	(64,000)	-	(493,473)
Proceeds from sale of oil and gas properties	-	-	340,000
Deposit on sale of oil and gas properties, net of
selling costs	-	2,216,882	-
Advance to affiliate	-	-	(60,000)
Cash received upon recapitalization and merger	-	-	4,234

Net cash provided by (used for) investing activities	(326,079)	428,762	(47,071,967)

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended May 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	May 31, 2008
Cash flows from financing activities
Proceeds from sale of common stock	-	-	17,905,300
Proceeds from sale of convertible notes payable	-	-	44,695,000
Proceeds from sale of convertible debentures	-	-	5,040,000
Proceeds for sale of notes payable – related party	3,600,000	5,000,000	19,518,777
Proceeds from Debtor – in – possession loan – related party	1,493,000	-	1,493,000
Proceeds from exercise of warrants	-	-	1,019,306
Debt and stock offering costs	-	-	(3,980,569)
Payment of convertible notes payable	(2,000,000)	(4,160,505)	(12,680,285)
Payment of note payable – related party	-	-	(129,578)
Payment of note payable	-	-	(550,272)

Net cash provided by financing activities	3,093,000	839,495	72,330,679

Net increase (decrease) in cash	393,059	(103,026)	405,601

Cash and cash equivalents, beginning of period	12,542	608,180	-

Cash and cash equivalents, end of period	$405,601	$505,154	$405,601

Supplemental schedule of cash flow information
Cash paid for interest	$837,527	$1,096,274	$7,462,926
Reorganization items included in operating activities	$(113,018)	$-	$(113,018)
Reorganization items included in investing activities	$(64,000)	$-	$(64,000)
Reorganization items included in financing activities	$1,493,000	$-	$1,493,000

Supplemental disclosures of non-cash investing and
financing activities
Debt incurred for oil and gas properties	$-	$-	$3,646,000
Debt incurred for finance costs	$-	$-	$3,547,101
Stock issued for services	$-	$-	$354,600
Stock issued for interest and debt	$-	$-	$14,152,538
Stock issue for convertible debentures	$-	$-	$5,640,000
Warrants issued for offering and financing costs	$-	$-	$1,685,850
Discount on convertible debt issued	$-	$-	$14,883,630
Conversion of interest to debt	$-	$-	$11,178
Stock issued for subsidiary – related party	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$410,000	$9,146,800
Accounts payable settled through issuance of
related party notes	$-	$-	$175,000
Recognition of asset retirement obligation	$-	$-	$1,760,000

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

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

The results of operations for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd.  (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY

During the six months ended May 31, 2008, the Company incurred a net loss of $4,172,934 and used cash for operating activities of $2,373,862.  As of May 31, 2008, the Company’s working capital deficit was $56,379,144. See Note 3 - Chapter 11 and Related Disclosures.

ACCOUNTING FOR REORGANIZATION

Our Consolidated Financial Statements have been prepared in accordance with SOP 90-7 which requires that financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income and expense items that are realized or incurred in the Chapter 11 cases are recorded as reorganization items on our Consolidated Statements of Operations. In addition, pre-petition obligations impacted by the Chapter 11 cases have been classified as liabilities subject to compromise (“LSTC”) on our Consolidated Balance Sheets. These liabilities, including interest payable on subordinated debt included in LSTC, and the related interest expense on LSTC debt recorded in our Consolidated Statement of Operations, have been determined and reported as of the petition date.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of May 31, 2008.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Significant estimates include the Company’s ability to continue as a going concern and realize assets and liquidate liabilities in an orderly manner. Other significant estimates are required for proved oil and gas reserves which, as described in Note 4 – Property and Equipment, have a material impact on the carrying value of oil and gas property.  In addition, significant estimates are required in the valuation of undeveloped oil and gas properties.  Actual results could differ from those estimates especially as a result of the Company’s bankruptcy proceedings and such differences could be material.

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

OIL AND GAS PROPERTIES

The Company utilizes the full cost method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including the costs of unsuccessful exploration activities, are capitalized within a cost center.  No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless: 1) the sale represents a significant portion of oil and gas properties within a cost center and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center; or 2) the proceeds of the sale are in excess of the capitalized costs within the cost center.  Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  During the year ended November 30, 2007, the Company recorded an impairment expense of $3,866,195 representing the excess of capitalized costs over the ceiling amount.  Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above.  No impairment or reclassification of costs was recognized during the six months ended May 31, 2008.

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

The information below reflects the change in the ARO during the six month period ended May 31, 2008:

May 31,2008
Balance beginning of period	$1,924,883
Liabilities incurred	-
Liabilities settled	-
Accretion	59,592
Balance end of period	$1,984,475

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE - BASED COMPENSATION

The Company follows FAS No. 123(R), “Accounting for Share-Based Compensation”.  FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  The Company is assuming no forfeitures going forward based on the Company’s historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

As of May 31, 2008, options to purchase an aggregate of 4,470,000 shares of the Company's common stock were outstanding, of which 3,856,250 are exercisable.   These options were granted to the Company’s employees, directors and consultants at exercise prices ranging from $0.0325 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based compensation costs were $371,370 and $602,057, for the six months ended May 31, 2008 and the six months ended May 31, 2007, respectively.  These amounts were charged to operations as compensation expense and included within general and administrative expense.

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

RECLASSIFICATION

Certain amounts in the 2007 financial statements have been reclassified to conform to the May 31, 2008 financial statement presentation.  The reclassifications have no effect on the Company's net loss for the period.

SUMMARY OF PROCEEDINGS

On March 14, 2008, the Company and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Court”).  The Company and Dolphin continues to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as they devote renewed efforts to resolve their liquidity problems and develop a reorganization plan.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 – CHAPTER 11 AND RELATED DISCLOSURES

Pursuant to the provisions of the Bankruptcy Code, the Company is not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against the Company that arose prior to the date of the filing.  In addition, as debtors-in-possession, the Company and Dolphin have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

On April 11, 2008, the United States Bankruptcy Court for the District of Colorado approved interim post-petition financing to the Company and Dolphin of $308,000 by Bruner Family Trust UTD March 28, 2005, pursuant to the terms of a Loan Agreement dated as of April 14, 2008. The Company and Dolphin requested this amount to avoid immediate and irreparable harm.   At a hearing held April 28, 2008, the Bankruptcy Court entered a final order authorizing the Company and Dolphin to borrow up to $4,485,250 pursuant to the terms of the Loan Agreement. The Loan Agreement provides for interest at the rate of 10% per annum and maturity of the loan on the earlier of (i) the closing of any transaction pursuant to which any third party acquires substantially all of the Company’s or Dolphin’s assets; (ii) the conversion of the Company’s or Dolphin’s bankruptcy case to a case under chapter 7 of the Bankruptcy Code; (iii) the dismissal of either of the bankruptcy cases; (iv) the date on which any chapter 11 plan of reorganization becomes effective; (v) the occurrence of an Event of Default (as defined in the Loan Agreement) or (vi) November 15, 2008.  The Loan is secured by a lien on all of the Company’s and Dolphin’s assets. One of the trustees of Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the President and a Chairman of the registrant.

It is the Company’s intention to address all of its pre petition claims in a plan of reorganization in the Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact the Chapter 11 cases and any reorganization plan will have on the trading market for the Company’s stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time. On July 9, 2008, the Company requested a 90-day extension of time to file its reorganization plan with the U.S. Trustee’s office. This extension has not yet been approved.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

In addition to the sale of its oil and gas properties, the Company is considering other options for raising additional capital for the development of its properties, such as debt and equity offerings, the farm-out of some of its acreage and other similar type transactions.  There is no assurance that financing will be available to the Company on favorable terms or at all or that any farm-out transaction will occur.  Any financing obtained through the sale of Company equity will likely result in substantial dilution to the Company’s stockholders.

The Company’s senior lender has filed a claim with the U.S. Trustee that includes an additional post petition $2.5 million penalty. The Company has evaluated the merits of this claim and believes that the penalty will be disallowed in Chapter 11 proceedings and plans to vigorously defend this position, accordingly, the Company has not recorded this penalty in its financial statements.

INTEREST EXPENSE

Due to the uncertainty with respect to whether our upcoming Plan of Reorganization as ultimately confirmed will include post-petition interest, the Company has recorded post petition interest expense only on its secured debt. The Company is currently paying interest on its secured debt and is currently not paying or accruing interest on any other debt, post petition. The Company expects that all subordinated debt and related accrued interest will be converted into equity when the Company emerges from Chapter 11, which has generally been agreed to by the parties.  The conversion price at which the subordinated debt and accrued interest will be converted to equity is currently unknown. The Company expects that the future conversion price will be substantially greater than the current market price of the Company’s stock.  The Company expects that the value of the subordinated debt and accrued interest that is converted to equity will be higher than the fair value of the common stock issued in conversion, and as a result, expects that there will be a gain for forgiveness of debt recognized in the financial statements when the subordinated debt and accrued interest is converted to equity.

 For the three month and six month periods May 31, 2008 interest expense incurred was $592,947 and $2,044,410, respectively. If the Company had recorded interest expense on all of its debt for the post petition period, interest expense for the three-month and six-month periods ending May 31, 2008 would have increased by $914,308 to $1,507,255 and $2,958,718, respectively.

REORGANIZATION ITEMS

Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees net of interest income earned on accumulated cash during the Chapter 11 process. Our restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the U.S. Bankruptcy Court) and other reorganization items that could be material to our financial position or results of operations in any given period.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

The table below details the reorganization expenses incurred for the three months ended May 31, 2008:

May 31, 2008
Legal expense	$165,091
Fees	7,475
Interest income	(2,948)
Total	$169,618

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at May 31, 2008 and November 30, 2007 include:

	May 31, 2008	November 30, 2007
Accounts payable and accrued expenses	$1,425,080	$1,435,517
Accounts payable – related party	3,318	46,818
Notes payable – related party:
Bruner Family Trust and DAR note	20,742,728	15,649,748
PetroHunter Energy Corporation	2,493,777	2,493,777
Interest payable – related party:
Bruner Family Trust and DAR note	1,705,765	1,283,091
PetroHunter Energy Corporation	106,037	49,739
Notes payable:
March 2005 notes	7,695,000	7,695,000
April 2006 debentures	4,500,000	4,500,000
Less unamortized discount	(63,250)	(142,535)
June 2006 debentures	2,500,000	2,500,000
Less unamortized discount	(37,689)	(71,839)
Interest payable – notes and debentures	5,317,296	4,696,522
Total	$46,388,062	$40,135,838

The following describes the notes included in liabilities subject to compromise:

NOTES PAYABLE – RELATED PARTY

Bruner Family Trust

During the year ended November 30, 2006, the Company issued four separate subordinated unsecured promissory notes for a total of $5,500,000 with the Bruner Family Trust UTD March 28, 2005 (the "Bruner Trust").  One of the trustees of the Bruner Trust is Marc E. Bruner, the President and a director of the Company, a related party.  During the year ended November 30, 2007, the Company entered into subordinated unsecured promissory notes totaling $8,100,000 with the Bruner Trust. All of these notes bear an 8% interest rate.

In November 2007, the Company settled approximately $175,000 of past due invoices that had been recorded in accounts payable and accrued expenses by transferring the obligation to the Bruner Trust.  The

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

outstanding debt was with Charles B. Crowell, the CEO of PetroHunter Energy Corporation – a related party, for consulting services performed for Galaxy prior to Mr. Crowell being named CEO of PetroHunter.  The $175,000 is included in the November 30, 2007 Bruner Trust notes described above.
During the quarter ended February 29, 2008, the Company continued to receive advances from the Bruner Trust.   Subordinated unsecured promissory notes totaling $2,855,000 were issued. Subsequent to February 29, 2008, the Company received $745,000 from the Bruner Trust prior to the Bankruptcy filing on March 14, 2008.  After the Bankruptcy filing, the Bruner Trust has provided approximately $1,493,000 in debtor – in – possession financing through the date of this report.

In connection with the acquisition of oil and gas properties from DAR LLC, (“DAR”) the Company issued a promissory note to DAR in the amount of $2,600,000.  At May 31, 2008, the remaining balance of the note payable was $2,049,728.  The note together with accrued interest was acquired by the Bruner Trust in October 2006. The note accrues interest at the rate of 12% per annum and was due on December 1, 2006.  The Bruner Trust has entered into various Forbearance Agreements whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date.  As of May 31, 2008, the Company and the Bruner Trust executed a Forbearance Agreement whereby the Bruner Trust agreed to forbear from enforcing its rights that arise as a result of the failure by Borrower to make payment on the note by the due date until May 31, 2008.

All of the related party debt with the Bruner Trust is due during the year ended November 30, 2008. During the three and six month periods ending May 31, 2008 the Company recorded $54,622 and $422,674, respectively, of interest expense, relative to the Bruner Trust and DAR notes.

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

As part of the PSA, PetroHunter was required and did make an interest earnest money payment of $1.4 million. PetroHunter made an additional earnest money payment of $600,000 in January 2007.  These deposits and certain other payments totaling $2,493,777 were converted into a promissory note, payable to PetroHunter, and is unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.  The note to PetroHunter accrues interest at 8% per annum. During the three and six month periods ending May 31, 2008 the Company recorded $6,559 and $56,298 respectively, of interest expense, relative to the PetroHunter note.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

NOTES PAYABLE

MARCH 2005 NOTES

In March 2005, the Company completed a private offering of Senior Subordinated Convertible Notes and Warrants to a group of accredited investors (the March 2005 Notes).  Gross proceeds from the offering were $7,695,000.  The March 2005 Notes pay interest at the prime rate plus 6.75% per annum, mature April 30, 2007, are subordinated to Galaxy’s secured debt and existing senior debt, and are convertible into 4,093,085 shares of common stock based on a conversion price of $1.88 per share beginning September 1, 2005.  Purchasers of the March 2005 Notes received warrants to purchase 1,637,235 shares of the Company’s common stock at an exercise price of $1.88 per share, that were exercisable for a period of three years.

Principal and interest on the Notes are payable upon maturity. In connection with the December 1, 2005 agreement entered into with the holders of the 2004 Notes, as discussed above, the terms of the March 2005 Notes were subsequently amended to lower the conversion price to $1.25 per share, and lower the exercise price of existing warrants to $1.25 per share.

On April 27, 2007 the Company and the Holders of the March 2005 Notes entered into an Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes to the earliest of (A) the date of consummation of the Sale of the Powder River Basin oil & gas assets (PRB sale), (B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As the PRB Sale was not consummated the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full.

During the three and six months ending May 31, 2008, the Company recorded $36,683 and $324,455, respectively, of interest expense relative to the March 2005 Notes.

APRIL 2006 DEBENTURES

In April 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to a group of accredited investors (the April 2006 Debentures).  Gross proceeds from the offering were $4,500,000.  The April 2006 Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The April 2006 Debentures are convertible into 2,884,615 shares of common at a conversion price of $1.56 per share.  The purchasers of the April 2006 Debentures received warrants to purchase 865,383 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the April 2006 Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock market price of $1.06 per share, zero dividends, expected volatility of 67.46%, risk free interest rate of 4.875% and expected life of 2.5 years.  The fair value of the warrants of $295,029 resulted in a discount of $395,986 which has been recorded as additional paid in capital and as a discount to the April 2006 Debentures and is being amortized over the term of the April 2006 Debentures.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

During the three and six month periods ending May 31, 2008, the Company recorded $22,192 and $190,479, respectively, of interest expense, relative to the April 2006 Debentures. In addition, for the three month and six month periods ending May 31, 2008, amortization of the discount of $39,859 and $79,285, respectively, and deferred finance costs of $15,090 and $30,012, respectively, has been recorded and included in interest expense for these periods.

JUNE 2006 DEBENTURES

In June 2006, the Company completed a private offering of Subordinated Convertible Debentures and Warrants to an accredited investor (the June 2006 Debentures).  Gross proceeds from the offering were $2,500,000.  The June 2006 Debentures pay interest at 15% per annum, have a 30-month maturity which will extend under the terms of the financing until all of the Company’s senior debt has been retired, and are subordinated to Galaxy’s secured debt and existing senior debt.  The June 2006 Debentures are convertible into 1,602,564 shares of common stock at a conversion price of $1.56 per share.  The  purchaser of the June 2006 Debentures received warrants to purchase 480,769 shares of the Company’s common stock at an exercise price of $1.60 per share, for a period of five years.  Principal and interest on the June 2006 Debentures are payable upon maturity.

The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock market price of $0.79 per share, zero dividends, expected volatility of 67.36%, risk free interest rate of 5.125% and expected life of 2.5 years.  The fair value of the warrants of $92,695 resulted in a discount of $170,555 which has been recorded as additional paid in capital and as a discount to the June 2006 Debentures and is being amortized over the term of the June 2006 Debentures.

 During the three and six month periods ending May 31, 2008, the Company recorded $12,329 and $105,822, respectively, of interest expense relative to the June 2006 Notes and  recorded $17,168 and $34,150, respectively, in interest expense for the amortization of the original discount on these Notes.

NOTE 4 – PROPERTY AND EQUIPMENT

OIL AND GAS PROPERTIES

The Company currently recognizes one cost center for its oil and gas activities, the United States Cost Center. In prior periods the Company recognized two additional cost centers, the Germany and Romanian cost centers. The Company does not have a carrying value for the Germany or Romanian cost centers and does not currently conduct any exploratory or development activities associated with these cost centers.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

United States Cost Center

In 2003 the Company began the acquisition of unevaluated oil and gas properties in the Powder River Basin region of the Rocky Mountain area.  In 2004 the Company acquired additional unevaluated properties, began its exploration program and commenced limited production of natural gas in the Powder River Basin.  During 2005 exploratory drilling activities continued in the Powder River Basin, development of certain areas commenced and natural gas production reached a level that allowed the Company to recognize proved reserves on those producing properties.  During 2007 and 2006 the Company continued limited operations in the Powder River Basin and extended de-watering operations on some of those properties.  The Company currently continues its de-watering program in the Powder River Basin.

In 2005, the Company entered into an exploration project in the Piceance Basin, acquiring prospective acreage and evaluating and planning for an exploratory drilling program. Through May 31, 2008, the Company, through Dolphin Energy, has participated in forty eight Piceance Basin wells, with working interests ranging from less than 1% to 25%.

NOTE 5 – NOTES PAYABLE  (not subject to compromise)

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors (the May 2005 notes).  Gross proceeds from the offering were $10,000,000.  The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries.  Such security interest ranks senior to the March 2005 Notes.  The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly.  The May 2005 notes mature May 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The fair value of the ORRI was estimated at approximately $3,900,000.  This amount has been recorded as a charge to the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes.  The discount has been amortized in full, initially over the five-year term of the notes.  Amortization of the discount is included in interest expense.  Deferred financing costs associated with the notes in the amount of $639,888 were capitalized and were being amortized over the life of the notes.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 5 – NOTES PAYABLE  (not subject to compromise) (continued)

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

During the three and six month periods ending May 31, 2008, the Company recorded $361,644 and $773,836, respectively, of interest expense relative to the May 2005 Notes. The Company repaid $2,000,000 of principal on the May 2005 notes during the six months ending May 31, 2008.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three month period ending February 28, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value of $410,000 associated with these shares was expensed during the same period in 2007.  There were no shares issued during the three or six month periods ended May 31, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 7 – STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At May 31, 2008, and November 30, 2007, options to purchase 2,030,000 and 2,270,000 shares, respectively, were available to be granted pursuant to the stock option plan.

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

Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing.  In addition, as debtors-in-possession, we have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

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

At May 31, 2008, our working capital deficit was $56,379,144.  As of that date, we had contractual obligations to pay accounts payable, accrued liabilities, debt and accrued interest due within twelve months totaling $57,055,768.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss of $87,892,596 for the period from inception to May 31, 2008.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, and successfully emerging from bankruptcy in order to fund our planned operations and ultimately, to achieve profitable operations.

We and Dolphin will continue to operate our businesses as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

Results of Operations

Three months ended May 31, 2008 compared to the three months ended May 31, 2007

During the three months ended May 31, 2008 our revenue from natural gas sales was $144,407, a decrease of $9,333 or 6% compared to our revenue of $153,740 during the same period in 2007.  We sold approximately 11,000 Mcf of natural gas in 2008, compared to 34,536 Mcf sold in the 2007 period.  The 2008 production decrease reflects the shutting in of an uneconomic producing field in the Powder River Basin. Average prices received for gas sold increased to $12.87 in the 2008 period from $4.45 in the 2007 period.  Lease operating and production tax expenses increased in 2008 to $314,075, compared to $95,043 the year before.  This increase is primarily attributed to dewatering costs incurred and recorded as expense in the 2008 period relative to our Powder River Basin fields. The Company had previously capitalized its dewatering costs during the 2007 period.

For the three months ended May 31, 2008 and May 31, 2007, we incurred general and administrative expenses of $825,558 and $980,598, respectively, as summarized below:

	2008	2007
Stock - based compensation	$246,370	$293,323
Salaries and benefits	167,983	211,788
Professional and consulting fees	94,702	5,018
Investor relations	65,484	110,854
Legal	34,627	81,758
Travel and entertainment	13,905	22,202
Office lease and expenses	34,670	48,415
Audit and accounting	74,655	65,410
Directors fees	43,500	87,000
Insurance, prospect generation and other	49,662	54,830
Total	$825,558	$980,598

Significant period-to-period variances include:

•	Salary and benefits decreased and professional fees increased as the Company has not replaced certain professionals with in house hires.
•	Investor relations expenses continued to decrease as less time was spent on IR activities.
•	Legal fees decreased during 2008 due to lower activity levels.

Depreciation, depletion and amortization expense (“DD&A”) of $69,427 in 2008 decreased $66,408 as compared to the 2007 period expense of $135,835.  The decrease in DD&A expense is primarily attributed to lower gas sales volumes during the 2008 period.

Interest and financing costs decreased to $592,947 in the 2008 period from $2,394,832 in the 2007 period, reflecting significantly lower amortization of discount on the May 2005 Notes and the reduction  of debt levels compared to the 2007 period due to the payments made on the May 2005 notes. In addition, during the 2008 period we stopped recording interest expense on debt included in liabilities subject to compromise post petition.

 The table below summarizes interest and financing costs for the three months ended May 31, 2008 and 2007.

	2008	2007
Interest on outstanding debt	$440,934	$1,091,502
Interest on outstanding debt, related party	53,095	232,134
Amortization of discount	57,027	1,024,040
Amortization of deferred finance costs	41,891	47,156
Total	$592,947	$2,394,832

Six months ended May 31, 2008 compared to the six months ended May 31, 2007

During the six months ended May 31, 2008, revenue from natural gas sales of $246,116 decreased $124,813, or approximately 34%, as compared to our revenue from natural gas sales of $370,929 for the 2007 period.  We sold approximately 27,000 Mcf of natural gas in the 2008 period, compared to sales of approximately 74,000 Mcf in the 2007 period. Average prices received for gas sold increased to $9.26 per Mcf in the 2008 period from $5.02 per Mcf in the 2007 period.  Lease operating and production tax expenses increased in the 2008 period to $593,493, as compared to $258,334 for the 2007 period. This increase is primarily attributed of dewatering costs incurred and recorded as expense in the 2008 period relative to our Powder River Basin fields. The Company had previously capitalized its dewatering costs during the 2007 period.

For the six months ended May 31, 2008 and May 31, 2007, we incurred general and administrative expenses of $1,496,794 and $2,040,000, respectively, as summarized below:

	2008	2007
Stock - based compensation	$371,370	$602,057
Salaries and benefits	331,931	435,818
Professional and consulting fees	144,282	36,167
Investor relations	130,454	223,271
Legal	91,136	225,616
Travel and entertainment	30,988	35,185
Office lease and expenses	67,049	104,813
Audit and accounting	162,318	151,449
Directors fees	87,000	132,000
Insurance, prospect generation and other	80,266	93,624
Total	$1,496,794	$2,040,000

Significant period-to-period variances include:

•	Salary and benefits and stock – based compensation decreased as the Company has not replaced certain professionals with in house hires.
•	Investor relations expenses continued to decrease as less time was spent on IR activities.
•
Legal fees in 2008 are less than legal fees in 2007 as the 2007 period included various SEC filings that did not occur during 2008 and in addition during 2007 additional legal costs were incurred relative to asset sale negotiations that also were not incurred in 2008.

DD&A expense of $144,384 for the 2008 period decreased $134,728 as compared to the 2007 period expense of $279,112.  The decrease is primarily attributed to lower gas sales volumes.

Interest and financing costs decreased to $2,044,410 in the 2008 period from $5,075,161 in the 2007 period, reflecting significantly lower amortization of discount on the May 2005 Notes and the reduction of debt levels in 2007 due to the payments made on the May 2005 notes.  In addition, during the 2008 period we stopped recording interest expense on debt included in liabilities subject to compromise post petition.

The table below summarizes interest and financing costs for the six months ended May 31, 2008 and 2007.

	2008	2007
Interest on outstanding debt	$1,464,002	$2,235,569
Interest on outstanding debt, related party	409,561	404,652
Amortization of discount	113,435	2,340,645
Amortization of deferred finance costs	57,412	94,295
Total	$2,044,410	$5,075,161

Liquidity and Capital Resources

Operating Activities

  For the six months ended May 31, 2008 we used $2,373,862 for operating activities, and we incurred a net loss of $4,172,934. Significant adjustments to reconcile the net loss to cash used for operating activities for the 2008 period includes: accruals of $1,036,036 of interest expense payable, an increase of $403,358 in accounts payable and accrued liabilities, and $371,370 for non-cash stock -based compensation expense.  For the six months ended May 31, 2007 we used $1,371,283 for operating activities, and we incurred a net loss of $8,767,699. Significant adjustments to reconcile the net loss to net cash used for operating activities for the 2007 period includes: $2,434,940 of non-cash charges for amortization of discount and deferred financing costs on convertible debt, $602,057 of non-cash stock-based compensation expense, non-cash impairment expense of $1,495,315, accruals for interest expense payable of $1,542,243, and increases in cash received due to accounts receivable collections and other of $939,464.

Investing Activities

 Our investing activities used net cash of $326,079 during the six months ended May 31, 2008, as compared to $428,762 of cash provided for the comparable period of 2007. During the 2007 period we received a deposit, net of selling costs, of $2,216,882 relative to the expected sale of our Powder River Basin properties and used $1,818,997 for capital expenditures. Our investing activities during the 2008 period included capital expenditures of $262,079 and a reorganization related vendor deposit of $64,000. Capital expenditures during the 2008 period decreased as compared to the 2007 period due to the Company’s financial position.

Financing Activities

  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of approximately $72 million through the period ended May 31, 2008.  Financing activities provided cash of $3,093,000 during the first six months of fiscal 2008, as compared to $839,495 provided in the 2007 period.  During the 2008 period we borrowed $5,093,000 from the Bruner Family Trust, and repaid $2,000,000 of secured convertible debt. During the 2007 period we borrowed $5,000,000 from the Bruner Family Trust, and used $4,160,505 of those borrowings to pay secured convertible debt.

Schedule of Contractual Obligations

The following table summarizes our significant contractual obligations and commitments to make future payments as of May 31, 2008.

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Liabilities not subject to compromise	$10,667,706	$10,667,706	$-	$-	$-
Liabilities subject to compromise	46,388,062	46,388,062	-	-	-
Asset retirement obligations (1)	1,984,475	-	-	-	1,984,475
Total	$59,040,243	$57,055,768	$-	$-	$1,984,475
_________________

(1)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance.

Critical Accounting Policies and Estimates

The Critical Accounting Policies and Estimates followed by the Company are set forth in Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (the “2007 Form 10-K”).

Forward-Looking Statements

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed above under “Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

The filing of voluntary petitions for relief in the United States Bankruptcy Court for the District of Colorado was an event of default under the instruments governing the registrant’s indebtedness.

Item 4.          Submission of Matters to a Vote of Security Holders

At the annual meeting held August 20, 2008, shareholders of Galaxy Energy Corporation elected the following directors:

DIRECTOR	VOTE TYPE	SHARES VOTED	VOTED (%)
Marc E. Bruner	FOR	49,856,486	93.31
	WITHHELD	3,575,809	6.69

Nathan C. Collins	FOR	49,910,286	93.41
	WITHHELD	3,522,009	6.59

James E. Edwards	FOR	49,911,423	93.41
	WITHHELD	3,520,872	6.59

Robert Thomas Fetters Jr.	FOR	49,909,933	93.41
	WITHHELD	3,522,362	6.59

Cecil D. Gritz	FOR	49,903,577	93.40
	WITHHELD	3,528,718	6.60

Ronald P. Trout	FOR	49,910,077	93.41
	WITHHELD	3,522,218	6.59

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Purchase and Sale Agreement Between Dolphin Energy Corporation, and Galaxy Energy Corporation and PetroHunter Operating Company, and PetroHunter Energy Corporation Dated December 29, 2006 (1)
3.1	Articles of Incorporation (2)
3.2	Articles of Amendment to Articles of Incorporation (3)(4)
3.3	Bylaws (2)
10.1	2003 Stock Option Plan (3)
10.2	Lease Acquisition and Development Agreement between Dolphin Energy Corporation (Buyer/Operator) and Apollo Energy LLC and ATEC Energy Ventures, LLC (Seller/Non-Operator) dated February 22, 2005 (5)
10.3	Participation Agreement between Dolphin Energy Corporation and Marc A. Bruner dated February 23, 2005 (5)
10.4	Securities Purchase Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (5)
10.5	Form of Note (5)
10.6	Form of Common Stock Purchase Warrant (5)
10.7	Registration Rights Agreement dated March 1, 2005 between Galaxy Energy Corporation and the Buyers named therein (5)
10.8	Subordination Agreement (5)
10.9	Amended Participation Agreement between Marc A. Bruner and Dolphin Energy Corporation dated March 16, 2005 (6)
10.10	Second Amendment to Participation Agreement dated May 24, 2005 (7)
10.11	Securities Purchase Agreement dated May 31, 2005 between Galaxy Energy Corporation and the Buyers named therein (8)
10.12	Form of Note (8)
10.13	Form of Qualifying Issuance Warrants (8)
10.14	Form of Repurchase Warrants (8)
10.15	Form of Registration Rights Agreement (8)

Regulation S-K Number	Exhibit
10.16	Form of First Amendment to Security Agreement, Pledge Agreement and Guaranty (8)
10.17	Form of Mortgage Amendment (8)
10.18	Form of Waiver and Amendment to 2004 Notes and Warrants (9)
10.19	Form of Waiver and Amendment to March 2005 Notes and Warrants (8)
10.20	Form of Conveyances of Overriding Royalty Interests (8)
10.21	Form of March 2005 Subordination Agreement (8)
10.22	Second Amendment to Lease Acquisition and Development Agreement (10)
10.23	Third Amendment to Participation Agreement dated October 4, 2005 (11)
10.24	Waiver and Amendment dated December 1, 2005 between Galaxy Energy Corporation and the investors named therein (12)
10.25	Securities Purchase Agreement dated April 25, 2006 between Galaxy Energy Corporation and the Buyers named therein (13)
10.26	Form of Debenture (13)
10.27	Form of Warrant (13)
10.28	Form of Subordination Agreement (13)
10.29	Securities Purchase Agreement dated June 20, 2006 between Galaxy Energy Corporation and the Buyers named therein (14)
10.30	Waiver and Agreement dated July 7, 2006 between Galaxy Energy Corporation and the investors named therein (16)
10.31	Subordinated Unsecured Promissory Note dated September 28, 2006 to Bruner Family Trust UTD March 28, 2005 (16)
10.32	Subordination Agreement dated September 28, 2006 (16)
10.33	Subordinated Unsecured Promissory Note dated November 1, 2006 to Bruner Family Trust UTD March 28, 2005 (17)
10.34	Subordination Agreement dated November 1, 2006 (17)
10.35	Subordinated Unsecured Promissory Note dated November 13, 2006 to Bruner Family Trust UTD March 28, 2005 (18)
10.36	Subordination Agreement dated November 13, 2006 (18)
10.37	November 2006 Waiver and Amendment Agreement dated November 29, 2006 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (19)
10.38	Registration Rights Agreement dated November 29, 2006 (19)

Regulation S-K Number	Exhibit
10.39	Subordinated Unsecured Promissory Note dated November 30, 2006 to Bruner Family Trust UTD March 28, 2005 (20)
10.40	Subordination Agreement dated November 30, 2006 (20)
10.41	Subordinated Unsecured Promissory Note dated February 1, 2007 to Bruner Family Trust UTD March 28, 2005 (21)
10.42	Subordination Agreement dated February 1, 2007 (21)
10.43	Subordinated Unsecured Promissory Note dated February 26, 2007 to Bruner Family Trust UTD March 28, 2005 (22)
10.44	Subordination Agreement dated February 26, 2007 (22)
10.45	Combined Amendment to Lease Acquisition and Development Agreements and to Participation Agreement (23)
10.46	Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective December 1, 2006 (24)
10.47	Subordinated Unsecured Promissory Note dated March 30, 2007 to Bruner Family Trust UTD March 28, 2005 (25)
10.48	Subordination Agreement dated March 30, 2007 (25)
10.49	Subordinated Unsecured Promissory Note dated April 25, 2007 to Bruner Family Trust UTD March 28, 2005 (26)
10.50	Subordination Agreement dated April 25, 2007 (26)
10.51	Subordinated Unsecured Promissory Note dated May 4, 2007 to Bruner Family Trust UTD March 28, 2005 (27)
10.52	Subordination Agreement dated May 4, 2007 (27)
10.53	Subordinated Unsecured Promissory Note dated August 31, 2007 to Bruner Family Trust UTD March 28, 2005 (28)
10.54	Subordination Agreement dated August 31, 2007 (28)
10.55	Subordinated Unsecured Promissory Note dated June 29, 2007 to Bruner Family Trust UTD March 28, 2005 (29)
10.56	Subordination Agreement dated June 29, 2007 (29)
10.57	Amended Forbearance Agreement between Galaxy Energy Corporation and Bruner Family Trust UTD March 28, 2005 dated effective June 30, 2007 (30)
10.58	Subordinated Unsecured Promissory Note dated August 22, 2007 to Bruner Family Trust UTD March 28, 2005 (30)
10.59	Subordination Agreement dated August 22, 2007 (31)

Regulation S-K Number	Exhibit
10.60	Subordinated Unsecured Promissory Note dated August 29, 2007 to Bruner Family Trust UTD March 28, 2005 (31)
10.61	Subordination Agreement dated August 29, 2007 (32)
10.62	Subordinated Unsecured Promissory Note dated September 28, 2007 to Bruner Family Trust UTD March 28, 2005 (33)
10.63	Subordination Agreement dated September 28, 2007 (33)
10.64	Subordinated Unsecured Promissory Note dated October 11, 2007 to Bruner Family Trust UTD March 28, 2005 (34)
10.65	Subordination Agreement dated October 11, 2007 (34)
10.66	October 2007 Amendment and Agreement as to 2005 Subordinated Notes (35)
10.67	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (36)
10.68	Subordination Agreement dated November 2, 2007 (36)
10.69	Subordinated Unsecured Promissory Note dated November 2, 2007 to Bruner Family Trust UTD March 28, 2005 (37)
10.70	Subordination Agreement dated November 2, 2007 (37)
10.71	November 2007 Amendment Agreement dated November 16, 2007 among Galaxy Energy Corporation, its subsidiaries and the investors named therein (38)
10.72	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (39)
10.73	Subordination Agreement dated December 3, 2007 (39)
10.74	Subordinated Unsecured Promissory Note dated December 3, 2007 to Bruner Family Trust UTD March 28, 2005 (40)
10.75	Subordination Agreement dated December 3, 2007 (40)
10.76	Subordinated Unsecured Promissory Note dated December 28, 2007 to Partner Marketing AG (41)
10.77	Subordination Agreement dated December 28, 2007 (41)
10.78	Subordinated Unsecured Promissory Note dated December 31, 2007 to Bruner Family Trust UTD March 28, 2005 (42)
10.79	Subordination Agreement dated December 31, 2007 (42)
10.80	Subordinated Unsecured Promissory Note dated January 15, 2008 to Bruner Family Trust UTD March 28, 2005 (43)
10.81	Subordination Agreement dated January 15, 2008 (43)

Regulation S-K Number	Exhibit
10.82	Subordinated Unsecured Promissory Note dated January 30, 2008 to Bruner Family Trust UTD March 28, 2005 (44)
10.83	Subordination Agreement dated January 30, 2008 (44)
10.84	Subordinated Unsecured Promissory Note dated February 14, 2008 to Bruner Family Trust UTD March 28, 2005 (45)
10.85	Subordination Agreement dated February 14, 2008 (45)
10.86	Subordinated Unsecured Promissory Note dated March 3, 2008 to Bruner Family Trust UTD March 28, 2005 (46)
10.87	Subordination Agreement dated March 3, 2008 (46)
10.88	Unsecured Promissory Note dated March 13, 2008 to Bruner Family Trust UTD March 28, 2005 (47)
10.89	Loan Agreement dated as of April 14, 2008 among Galaxy Energy Corporation and Dolphin Energy Corporation, Borrowers, and Bruner Family Trust, Lender (48)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_________________
(1)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007, file number 0-32237.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-32237.
(3)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended May 31, 2003, file number 0-32237.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated October 22, 2004, filed October 26, 2004, file number 0-32237.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 4, 2005, file number 0-32237.
(6)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated March 1, 2005, filed March 21, 2005.
(7)	Incorporated by reference to the exhibits to amendment no. 2 to the registrant’s current report on Form 8-K dated March 1, 2005, filed May 26, 2005.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 1, 2005, file number 0-32237.
(9)	Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s current report on Form 8-K dated May 31, 2005, filed June 2, 2005, file number 0-32237.
(10)	Incorporated by reference to the exhibits to amendment no. 3 to the registrant’s current report on Form 8-K dated March 1, 2005, filed June 2, 2005, file number 0-32237.

(11)	Incorporated by reference to the exhibits to amendment no. 4 to the registrant’s current report on Form 8-K dated March 1, 2005, filed October 6, 2005, file number 0-32237.
(12)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 1, 2005, filed December 2, 2005, file number 0-32237.
(13)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2006, filed April 26, 2006, file number 0-32237.
(14)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 20, 2006, filed June 26, 2006, file number 0-32237.
(15)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated July 7, 2006, filed July 11, 2006, file number 0-32237.
(16)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2006, filed October 3, 2006, file number 0-32237.
(17)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 1, 2006, filed November 2, 2006, file number 0-32237.
(18)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 13, 2006, filed November 16, 2006, file number 0-32237.
(19)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 29, 2006, filed November 30, 2006, file number 0-32237.
(20)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 30, 2006, filed December 1, 2006, file number 0-32237.
(21)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 1, 2007, filed February 1, 2007, file number 0-32237.
(22)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 26, 2007, filed February 27, 2007, file number 0-32237.
(23)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 12, 2007, filed March 14, 2007, file number 0-32237.
(24)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended November 30, 2006, filed March 15, 2007, file number 0-32237.
(25)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 30, 2007, filed April 2, 2007, file number 0-32237.
(26)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 25, 2007, filed April 27, 2007, file number 1-32682.
(27)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated May 4, 2007, filed May 8, 2007, file number 1-32682.
(28)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 31, 2007, filed June 29, 2007, file number 1-32682.
(29)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated June 29, 2007, filed July 2, 2007, file number 1-32682.
(30)	Incorporated by reference to the exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended May 31, 2007, filed July 16, 2007, file number 1-32682.
(31)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 22, 2007, filed August 23, 2007, file number 1-32682.
(32)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated August 29, 2007, filed August 29, 2007, file number 1-32682.
(33)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated September 28, 2007, filed October 2, 2007, file number 1-32682.
(34)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 11, 2007, filed October 15, 2007, file number 1-32682.
(35)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 31, 2007, filed November 6, 2007, file number 1-32682.
(36)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 2, 2007, filed November 8, 2007, file number 1-32682.
(37)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 9, 2007, filed November 15, 2007, file number 1-32682.
(38)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated November 16, 2007, filed November 19, 2007, file number 1-32682.

(39)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 3, 2007, filed December 4, 2007, file number 1-32682.
(40)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 14, 2007, filed December 18, 2007, file number 1-32682.
(41)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 28, 2007, filed January 3, 2008, file number 1-32682.
(42)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated December 31, 2007, filed January 3, 2008, file number 1-32682.
(43)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 15, 2008, filed January 18, 2008, file number 1-32682.
(44)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated January 30, 2008, filed February 4, 2008, file number 1-32682.
(45)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated February 14, 2008, filed February 14, 2008, file number 1-32682.
(46)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 3, 2008, filed March 4, 2008, file number 1-32682.
(47)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated March 13, 2008, filed March 17, 2008, file number 1-32682.
(48)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated April 14, 2008, filed April 16, 2008, file number 1-32682.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY ENERGY CORPORATION

September 5, 2008	By:	/s/ William P. Brand, Jr.
William P. Brand, Jr.
Interim Chief Financial Officer