Form 10-Q
period 2008-08-31
GALAXY ENERGY CORP
filed 2008-10-14
CIK 1132784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________  to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]Yes  [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ X ]Yes   [  ]No

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,661,968 shares of Common Stock, $0.001 par value, as of October 10, 2008.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	August 31, 2008	November 30, 2007
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$239,418	$12,542
Accounts receivable, joint interest	6,698	1,464
Accounts receivable, joint interest, related party	30,531	14,975
Accounts receivable, other	53,280	22,711
Prepaid and other	93,942	77,668
Total current assets	423,869	129,360

Oil and gas properties, at cost, full cost method of accounting
Evaluated oil and gas properties	17,398,348	15,247,793
Unevaluated oil and gas properties	39,703,512	41,271,752
Less accumulated depletion, amortization and impairment	(16,593,715)	(13,400,793)
Total oil and gas properties	40,508,145	43,118,752

Furniture and equipment, net	8,866	55,572

Other assets
Deferred financing costs, net	862	45,965
Restricted investments	493,473	429,473
Other	18,398	18,002
Total other assets	512,733	493,440

Total Assets	$41,453,613	$43,797,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$670,846	$-
Notes payable	10,000,000	12,000,000
Interest payable	208,082	317,603
Total liabilities not subject to compromise	10,878,928	12,317,603

Liabilities subject to compromise	47,319,616	40,135,838

Total current liabilities	58,198,544	52,453,441

Non-current liabilities
Asset retirement obligation	2,037,956	1,924,883
Total liabilities	60,236,500	54,378,324

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, Authorized – 25,000,000 shares Issued – none	-	-
Common stock, $.001 par value Authorized – 400,000,000 shares Issued and outstanding – 83,661,968 shares	83,662	83,662
Capital in excess of par value	73,666,978	73,054,798
Deficit accumulated during the development stage	(92,533,527)	(83,719,660)
Total stockholders’ deficit	(18,782,887)	(10,581,200)

Total Liabilities and Stockholders’ Deficit	$41,453,613	$43,797,124

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended August 31,
	2008	2007
Revenue
Natural gas sales	$173,556	$76,303

Costs and expenses
Lease operating expense	353,306	445,817
General and administrative	815,656	761,617
Impairment of oil and gas properties	3,082,000	2,370,880
Depreciation, depletion and accretion	126,316	232,056
Total costs and expenses	4,377,278	3,810,370

Other income (expense)
Interest and other income	(7,346)	4,749
Interest expense and financing costs (for the 2008 period, $1,286,583, Note 3)	(296,463)	(2,044,630)
Total other income (expense)	(303,809)	(2,039,881)

Net loss before reorganization items	(4,507,531)	(5,773,948)

Reorganization items, net	133,402	-

Net Loss	$(4,640,933)	$(5,773,948)

Net loss per common share – basic and diluted	$(0.06)	$(0.07)

Weighed average number of common shares
outstanding – basic and diluted	83,661,968	83,661,968

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended August 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	August 31, 2008
Revenue
Natural gas sales	$419,672	$447,232	$3,514,718
Gain on disposition of oil and gas property	-	-	197,676
Gain on disposition of oil and gas property
and other income, related party	-	-	122,946
Total revenue	419,672	447,232	3,835,340

Costs and expenses
Lease operating expense	946,649	704,151	3,743,442
General and administrative	2,312,450	2,801,617	23,092,347
Impairment of oil and gas properties	3,082,000	3,866,195	13,616,191
Depreciation, depletion and accretion	270,700	511,168	3,600,420
Total costs and expenses	6,611,799	7,883,131	44,052,400

Other income (expense)
Interest and other income	22,152	14,043	278,451
Interest expense and financing costs (for the 2008 period, $4,245,301, Note 3)	(2,340,873)	(7,119,791)	(52,291,899)
Total other income (expense)	(2,318,721)	(7,105,748)	(52,013,448)

Net loss before reorganization items	(8,510,848)	(14,541,647)	(92,230,508)

Reorganization items, net	303,019	-	303,019

Net Loss	$(8,813,867)	$(14,541,647)	$(92,533,527)

Net loss per common share – basic and diluted	$(0.11)	$(0.17)	$(1.51)

Weighed average number of common shares
outstanding – basic and diluted	83,516,428	83,321,309	61,300,519

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended August 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	August 31, 2008
Cash flows from operating activities
Net loss	$(8,813,867)	$(14,541,647)	$(92,533,527)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Stock for interest	-	410,000	4,762,508
Stock for services	-	-	264,600
Stock for services – related party	-	-	90,000
Oil and gas properties for services	-	-	732,687
Stock for debt – related party	-	-	233,204
Amortization of discount and deferred financing
costs on convertible debt	236,967	2,738,126	21,808,650
Finance costs incurred for waiver of triggering event	-	-	3,457,101
Write-off of discount and deferred financing costs
upon conversion of convertible debt	-	-	2,979,404
Write-off of discount and deferred financing costs
upon extinguishment of convertible debt	-	-	4,126,371
Compensation expense on vested stock options	612,180	891,647	3,448,622
Depreciation, depletion and
accretion expense	270,700	262,582	3,595,419
Gain on disposition of oil and gas properties	-	-	(270,389)
Impairment of oil and gas properties	3,082,000	3,866,195	13,616,191
Changes in assets and liabilities:
Accounts payable – trade, LSTC, accruals, bankoverdrafts	631,409	(41,515)	1,468,950
Accounts payable – related party	(14,500)	(14,987)	32,318
Interest payable	954,734	2,387,825	7,301,706
Accounts receivable, prepaids and other
current assets	(51,358)	953,110	(191,837)
Other	(204,635)	(43,300)	(182,330)

Net cash used for operating activities	(3,296,370)	(3,131,964)	(25,260,352)

Cash flows from investing activities
Additions to oil and gas properties	(415,754)	(1,967,853)	(49,000,342)
Management fees earned on operated properties	-	56,303	1,752,133
Purchase of furniture and equipment	-	(2,289)	(283,461)
Purchase surety bonds, net	(64,000)	31,521	(493,473)
Proceeds from sale of oil and gas properties	-	-	340,000
Advance to affiliate	-	-	(60,000)
Cash received upon recapitalization and merger	-	-	4,234

Net cash used for investing activities	(479,754)	(1,882,318)	(47,740,909)

The accompanying notes are an integral part of these financial statements

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended August 31,		Cumulative From Inception (June 18, 2002) to
	2008	2007	August 31, 2008
Cash flows from financing activities
Proceeds from sale of common stock	-	-	17,905,300
Proceeds from sale of convertible notes payable	-	-	44,695,000
Proceeds from sale of convertible debentures	-	-	5,040,000
Proceeds for sale of notes payable – related party	3,600,000	8,618,777	19,518,777
Proceeds from Debtor – in – possession loan – related party	2,403,000	-	2,403,000
Proceeds from exercise of warrants	-	-	1,019,306
Debt and stock offering costs	-	-	(3,980,569)
Payment of convertible notes payable	(2,000,000)	(4,160,505)	(12,680,285)
Payment of note payable – related party	-	-	(129,578)
Payment of note payable	-	-	(550,272)

Net cash provided by financing activities	4,003,000	4,458,272	73,240,679

Net increase (decrease) in cash	226,876	(556,010)	239,418

Cash and cash equivalents, beginning of period	12,542	608,180	-

Cash and cash equivalents, end of period	$239,418	$52,170	$239,418

Supplemental schedule of cash flow information
Cash paid for interest	$1,149,171	$1,585,045	$7,754,570
Reorganization items included in operating activities	$(196,520)	$-	$(196,520)
Reorganization items included in investing activities	$(64,000)	$-	$(64,000)
Reorganization items included in financing activities	$2,403,000	$-	$2,403,000

Supplemental disclosures of non-cash investing and
financing activities
Debt incurred for oil and gas properties	$-	$-	$3,646,000
Debt incurred for finance costs	$-	$-	$3,547,101
Stock issued for services	$-	$-	$354,600
Stock issued for interest and debt	$-	$410,000	$14,152,538
Stock issue for convertible debentures	$-	$-	$5,640,000
Warrants issued for offering and financing costs	$-	$-	$1,685,850
Discount on convertible debt issued	$-	$-	$14,883,630
Conversion of interest to debt	$-	$-	$11,178
Stock issued for subsidiary – related party	$-	$-	$(202,232)
Stock issued for oil and gas properties	$-	$-	$9,146,800
Accounts payable settled through issuance of
related party notes	$-	$-	$175,000
Recognition of asset retirement obligation	$-	$-	$1,760,000

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

The results of operations for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Dolphin Energy Corporation (“Dolphin”) and Pannonian International, Ltd.  (“Pannonian”). All significant intercompany transactions have been eliminated.

LIQUIDITY

During the nine months ended August 31, 2008, the Company incurred a net loss of $8,813,867 and used cash for operating activities of $3,296,370.  As of August 31, 2008, the Company’s working capital deficit was $57,774,675. See Note 3 - Chapter 11 and Related Disclosures.

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
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States, Germany and Romania.  The Company has recorded limited production from wells in the Powder River Basin of Wyoming and the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of August 31, 2008.

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
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  During the nine month period ending August 31, 2008 and 2007, the Company recorded impairment expense of $3,082,000 and $3,866,195, respectively, representing the excess of capitalized costs over the ceiling amount.  Unevaluated properties are assessed periodically on a cost center basis and any impairment is added to the amortization base, which is subject to the full cost ceiling test limitations as described above.

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

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The information below reflects the change in the ARO during the nine month period ended August 31, 2008:

August 31,2008
Balance beginning of period	$1,924,883
Liabilities incurred	-
Liabilities settled	-
Accretion	113,073
Balance end of period	$2,037,956

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

As of August 31, 2008, options to purchase an aggregate of 4,170,000 shares of the Company's common stock were outstanding, of which 3,661,250 are exercisable.   These options were granted to the Company’s employees, directors and consultants at exercise prices ranging from $0.0325 to $3.51 per share.  The options vest at varying schedules within five years of their grant date and typically expire within ten years from the grant date.  Stock-based compensation costs were $612,180, for the nine months  ended August 31, 2008 and $891,647 for the nine months ended August 31, 2007.  These amounts were charged to operations as compensation expense and included within general and administrative expense.

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

RECLASSIFICATION

Certain amounts in the 2007 financial statements have been reclassified to conform to the August 31, 2008 financial statement presentation.  The reclassifications have no effect on the Company's net loss for the period.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 – CHAPTER 11 AND RELATED DISCLOSURES

SUMMARY OF PROCEEDINGS

On March 14, 2008, the Company and Dolphin filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (the “Court”).  The Company and Dolphin continues to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court, as they devote renewed efforts to resolve their liquidity problems and develop a reorganization plan.

Pursuant to the provisions of the Bankruptcy Code, the Company and Dolphin are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against the Company and Dolphin that arose prior to the date of the filing.  In addition, as debtors-in-possession, the Company and Dolphin have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

On April 11, 2008, the United States Bankruptcy Court for the District of Colorado approved interim post-petition financing to the Company and Dolphin of $308,000 by Bruner Family Trust UTD March 28, 2005, pursuant to the terms of a Loan Agreement dated as of April 14, 2008. The Company and Dolphin requested this amount to avoid immediate and irreparable harm.   At a hearing held April 28, 2008, the Bankruptcy Court entered a final order authorizing the Company and Dolphin to borrow up to $4,485,250 pursuant to the terms of the Loan Agreement. The Loan Agreement provides for interest at the rate of 10% per annum and maturity of the loan on the earlier of (i) the closing of any transaction pursuant to which any third party acquires substantially all of the Company’s or Dolphin’s assets; (ii) the conversion of the Company’s or Dolphin’s bankruptcy case to a case under Chapter 7 of the Bankruptcy Code; (iii) the dismissal of either of the bankruptcy cases; (iv) the date on which any Chapter 11 plan of reorganization becomes effective; (v) the occurrence of an Event of Default (as defined in the Loan Agreement) or (vi) December 31, 2008.  The Loan is secured by a lien on all of the Company’s and Dolphin’s assets. One of the trustees of Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the President and Chairman of the registrant.

It is the Company’s and Dolphin’s intention to address all of their prepetition claims in a plan of reorganization in the Chapter 11 cases.  At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact the Chapter 11 cases and any reorganization plan will have on the trading market for the Company’s stock.  Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate.  The formulation, approval and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.  On July 9, 2008, the Company and Dolphin requested a 90-day extension of the exclusivity period in which to file their joint reorganization plan. On September 30, 2008, the Court approved an extension of the exclusivity period to November 13, 2008.

It is possible that at least a portion of the Company’s and Dolphin’s oil and gas assets will be offered for sale to potential buyers as part of the bankruptcy reorganization; however, there is no assurance a sale will be completed or that the full carrying value of the assets in such a sale will be realized.  If that were to occur,

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

the Company may be required to write off a portion of the carrying value of such properties and such write-off could be material.

These matters raise substantial doubt about the Company’s and Dolphin’s ability to continue as a going concern.  The Company’s and Dolphin’s continued operations are contingent upon their ability to raise additional capital through debt or equity placements and or sell assets, successfully emerging from bankruptcy, and ultimately attaining profitability from their oil and gas operations.

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

The Company’s senior lender has filed a prepetition claim with the Court, after the petition date, that includes an additional $2.5 million penalty. The Company has evaluated the merits of this claim and believes that the penalty will be disallowed in Chapter 11 proceedings and plans to vigorously defend this position. Accordingly, the Company has not recorded this penalty in its financial statements.

On September 23, 2008, the Company and Dolphin have filed their Motion Pursuant to §§ 105(a) and 362 of the Bankruptcy Code for Order Establishing Notification Procedures and Approving Restrictions on Certain Transfers of Claims Against and Interests in Debtors’ Estates (the “Motion”). Debtors seek to enforce the automatic stay by implementing court-ordered procedures intended to protect the Debtors’ estates against the possible loss of valuable tax benefits that could flow from inadvertent stay violations. Pursuant to §§ 105(a) and 362 of the Bankruptcy Code, the Debtors have requested authorization to (i) establish and implement restrictions and notification requirements regarding the Tax Ownership, and certain transfers of Stock, (ii) establish sell down procedures with respect to Covered Claims, and (iii) to notify holders of Stock and Covered Claims of the restrictions, notification requirements and procedures.

On September 30, 2008, the Company and Dolphin have filed a Motion with the Court authorizing the assumption of unexpired oil and gas leases and an office lease.

INTEREST EXPENSE

Due to the uncertainty with respect to whether our upcoming plan of reorganization as ultimately confirmed will include postpetition interest, the Company has recorded postpetition interest expense only on its secured debt. The Company is currently paying interest on its secured debt and is currently not paying or accruing postpetition interest on any other debt. The Company expects that all subordinated debt and related accrued interest will be converted into equity when the Company and Dolphin emerge from Chapter 11, which has generally been agreed to by the subordinated claimholders. The conversion price at which the subordinated debt and accrued interest will be converted to equity is currently unknown. The Company expects that the future conversion price will be substantially greater than the current market price of the Company’s stock.  The Company expects that the value of the subordinated debt and accrued

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

interest that is converted to equity will be higher than the fair value of the common stock issued in conversion, and as a result, expects that there will be a gain for forgiveness of debt recognized in the financial statements when the subordinated debt and accrued interest is converted to equity.

 For the three month and nine month periods ended August 31, 2008, interest expense incurred was $296,463 and $2,340,873, respectively. If the Company had recorded interest expense on all of its debt for the post petition period, interest expense for the three month and nine month periods ending August 31, 2008 would have increased by $990,120 and $1,904,428, respectively, to $1,286,583 and $4,245,301, respectively.

REORGANIZATION ITEMS

Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees net of interest income earned on accumulated cash during the Chapter 11 process. Our restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material  to our financial position or results of operations in any given period.

The table below details the reorganization expenses incurred for the three and nine month periods ended August 31, 2008:

	Three Month	Nine Month
Legal expense	$124,234	$289,325
Fees	9,750	17,225
Interest income	(582)	(3,531)
Total	$133,402	$303,019

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at August 31, 2008 and November 30, 2007 include:

	August 31, 2008	November 30, 2007
Accounts payable and accrued expenses	$1,428,398	$1,435,517
Accounts payable – related party	-	46,818
Notes payable – related party:
Bruner Family Trust and DAR note	21,652,728	15,649,748
PetroHunter Energy Corporation	2,493,777	2,493,777
Interest payable – related party:
Bruner Family Trust and DAR note	1,670,292	1,283,091
PetroHunter Energy Corporation	106,037	49,739
Notes payable:
March 2005 notes	7,695,000	7,695,000
April 2006 debentures	4,500,000	4,500,000
Less unamortized discount	(23,391)	(142,535)
June 2006 debentures	2,500,000	2,500,000
Less unamortized discount	(20,521)	(71,839)
Interest payable – notes and debentures	5,317,296	4,696,522
Total	$47,319,616	$40,135,838

The following describes the notes included in liabilities subject to compromise:

NOTES PAYABLE – RELATED PARTY

Bruner Family Trust and DAR Notes

The following summarizes the outstanding notes payable that are held by the Bruner Family Trust.  One of the trustees of the Bruner Trust UTD March 2005 is Marc E. Bruner, the President and director of the Company, a related party. The Bruner Family Trust acquired the DAR Note that was issued to DAR in connection with the purchase of oil and gas properties. All of the related party debt with the Bruner Family Trust is due during the year ended November 30, 2008. The Bruner Family Trust has provided $2,403,000 in debtor – in - possession financing post petition that is included below in the February 29, 2008 Note, through the date of this report.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 3 - CHAPTER 11 AND RELATED DISCLOSURES (continued)

 As of August 31, 2008 the total amounts outstanding for the Bruner Family Trust Notes are as follows:

	Amount Outstanding	Interest Rate
Bruner Family Trust Notes:
November 30, 2006	$5,500,000	8%
November 30, 2007	8,100,000	8%
February 29, 2008, Incl. DIP	6,003,000	8%-10%
DAR Note, October 2006	2,049,728	12%
Total	$21,652,728

During the three and nine month periods ending August 31, 2008, the Company recorded $0 and $387,201, respectively, of interest expense relative to the Bruner Family Notes.

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

As part of the PSA, PetroHunter was required and did make an interest earnest money payment of  $1.4 million. PetroHunter made an additional earnest money payment of $600,000 in January 2007.  These deposits and certain other payments totaling $2,493,777 were converted into a promissory note, payable to PetroHunter, and is unsecured subordinated debt of the Company, which is payable only after repayment of our senior indebtedness.  The note to PetroHunter accrues interest at 8% per annum. During the three and nine month periods ending August 31, 2008 the Company recorded $0 and $56,298, respectively, of interest expense, relative to the PetroHunter note.

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

On April 27, 2007 the Company and the Holders of the March 2005 Notes entered into a Waiver and Amendment Agreement, which, among other things, extended the term of the March 2005 notes to the earliest of (A) the date of consummation of the Sale of the Powder River Basin oil & gas assets (PRB sale), (B) October 31, 2007, and (C) such date as all amounts due under the Notes have been fully paid.  In addition each of the Holders agreed and confirmed the 2005 Subordinated Notes continue to be subordinate to the senior secured indebtedness. As the PRB Sale was not consummated the Company is prohibited from paying the March 2005 Notes until the senior secured indebtedness is paid in full.

During the three and nine months ending August 31, 2008, the Company recorded $0 and $324,455, respectively, of interest expense relative to the March 2005 Notes.

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

During the three and nine month periods ending August 31, 2008, the Company recorded $0 and $190,479, respectively, of interest expense, relative to the April 2006 Debentures. In addition, for the three month and nine month periods ending August 31, 2008, amortization of the discount of $39,859 and $119,844, respectively, and deferred finance costs of $15,090 and $45,102, respectively, has been recorded and included in interest expense for these periods.

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

 During the three and nine month periods ending August 31, 2008, the Company recorded $0 and $105,822, respectively, of interest expense, relative to the June 2006 Debentures. In addition, for the three month and nine month periods ending August 31, 2008, amortization of the discount of $17,168 and $51,318, respectively, has been recorded and included in interest expense for these periods.

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

In 2005, the Company entered into an exploration project in the Piceance Basin, acquiring prospective acreage and evaluating and planning for an exploratory drilling program. Through August 31, 2008, the Company, through Dolphin Energy, has participated in fifty six Piceance Basin wells, with working interests ranging from less than 1% to 25%.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 5 – NOTES PAYABLE (not subject to compromise)

MAY 2005 NOTES

In May 2005, the Company completed a private offering of Senior Secured Convertible Notes to a group of accredited investors (the May 2005 notes).  Gross proceeds from the offering were $10,000,000.  The notes are secured by a security interest in all of the assets of Galaxy and the domestic properties of its subsidiaries.  Such security interest ranks senior to the March 2005 Notes.  The notes pay interest at the prime rate plus 7.25% adjusted and payable quarterly.  The May 2005 notes mature August 31, 2010, and are convertible into 5,319,149 shares of common stock at any time, based on a conversion price of $1.88 per share. In addition, the Investors received a perpetual overriding royalty interest (“ORRI”) in Galaxy’s domestic acreage averaging from 1% to 3%, depending upon the nature and location of the property, a right of first refusal with respect to future debt and/or equity financings, and a right to participate in any farm-out financing transactions that do not have operating obligations by the financing party as a material component.  The fair value of the ORRI was estimated at approximately $3,900,000.  This amount has been recorded as a charge to the Company’s undeveloped oil and gas properties full cost pool and as a discount to the notes.  The discount has been amortized in full, initially over the five-year term of the notes.  Amortization of the discount is included in interest expense.  Deferred financing costs associated with the notes in the amount of $639,888 were capitalized and were being amortized over the life of the notes.

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

In addition, cash proceeds from any sales of the Company’s and Dolphin’s assets are to be used to repay the 2005 Notes.

GALAXY ENERGY CORPORATION
(A Development Stage Company)
(DEBTOR – IN – POSSESSION)
Notes to Consolidated Financial Statements
Unaudited

NOTE 5 – NOTES PAYABLE (not subject to compromise - continued)

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

During the three and nine month periods ending August 31, 2008, the Company recorded $265,815 and $1,039,654, respectively, of interest expense relative to the May 2005 Notes. The Company repaid $2,000,000 of principal on the May 2005 notes during the nine months ending August 31, 2008.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three month period ending February 28, 2007, the Company issued 2,000,000 shares of its common stock to its senior secured creditors in exchange for the creditors’ consent to the Powder River Basin Asset Sale.  The creditors’ consent was required because they have a security interest covering the assets to be sold.  The Company issued the shares at the closing market price per share on the dates of issuance, and the value of $410,000 associated with these shares was expensed during the same period in 2007.  There were no shares issued during the three or nine month periods ended August 31, 2008.

NOTE 7 – STOCK OPTION PLAN

The Company adopted the 2003 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 6,500,000 shares of common stock for the plan. At August 31, 2008, and November 30, 2007, options to purchase 2,570,000 and 2,270,000 shares, respectively, were available to be granted pursuant to the stock option plan.

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

Pursuant to the provisions of the Bankruptcy Code, neither we nor Dolphin are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court.  Similarly, claimants may not enforce any claims against us or Dolphin that arose prior to the date of the filing.  In addition, as debtors-in-possession, we have the right, subject to the Court’s approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing.  Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 cases.

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

Overview and Plan of Operation

Since our inception, our business has been to acquire oil and gas properties in the Piceance Basin of Colorado and the Powder River Basin of Wyoming and Montana and obtaining the funding to pay for those properties to commence drilling operations and to complete the infrastructure necessary to deliver natural gas to nearby pipelines.  Most of this funding has been high-interest debt financing. On March 14, 2008 we declared bankruptcy under Chapter 11.

As we work towards exiting Chapter 11, our tasks now are to establish reserves on our properties and to place our properties into production.    We anticipate that the revenues generated from our properties will not be sufficient to fund our planned operations, debt repayment and commitments.

At August 31, 2008, our working capital deficit was $57,774,675.  As of that date, we had contractual obligations to pay accounts payable, accrued liabilities, debt and accrued interest due within twelve months totaling $58,198,544.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended November 30, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have incurred a cumulative net loss of $92,533,527 for the period from inception to August 31, 2008.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, and successfully emerging from bankruptcy in order to fund our planned operations and ultimately, to achieve profitable operations.

We and Dolphin will continue to operate our businesses as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

Results of Operations

Three months ended August 31, 2008 compared to the three months ended August 31, 2007

During the three months ended August 31, 2008 our revenue from natural gas sales was $173,556, an increase of $97,253 or 127% compared to our revenue of $76,303 during the same period in 2007.  We sold approximately 21,000 Mcf’s of natural gas in the 2008 period, compared to approximately 45,000  Mcf’s sold in the 2007 period.  The 2008 production decrease reflects the shutting in of an uneconomic producing field in the Powder River Basin. Average prices received for gas sold increased to $8.27 per Mcf in the 2008 period from $2.68 per Mcf in the 2007 period.  Lease operating and production tax expenses decreased in 2008 to $353,306, compared to $445,817 during the 2007 period.  This decrease is primarily attributed to the shutting in of a Powder River Basin field as noted above.

For the three months ended August 31, 2008 and August 31, 2007, we incurred general and administrative expenses of $815,656 and $761,617, respectively, as summarized below:

	2008	2007
Stock - based compensation	$240,810	$289,589
Salaries and benefits	136,160	212,595
Professional and consulting fees	124,547	12,245
Investor relations	38,039	108,593
Legal	26,277	41,555
Travel and entertainment	7,555	10,864
Office lease and expenses	46,115	39,575
Audit and accounting	82,232	15,990
Directors fees	43,500	-
Insurance, prospect generation and other	70,421	30,611
Total	$815,656	$761,617

Significant period-to-period variances include:

•	Salary and benefits decreased and professional fees increased as the Company has not replaced certain professionals with in house hires.
•	Investor relations expenses continued to decrease as less time was spent on IR activities.
•	Legal fees decreased during 2008 due to lower activity levels.

Non-cash impairment of oil and gas properties in the 2008 period increased to $3,082,000 from $2,370,880 in the 2007 period. The 2008 period impairment charge includes approximately $2 million associated with expiring Piceance Basin oil and gas leases that are not being renewed.

Depreciation, depletion and amortization expense (“DD&A”) of $126,316 in the 2008 period decreased $105,740 as compared to the 2007 period expense of $232,056.  The decrease in DD&A expense is primarily attributed to lower gas sales volumes during the 2008 period.

Interest and financing costs decreased to $296,463 in the 2008 period from $2,044,630 in the 2007 period, reflecting significantly lower amortization of discount on the May 2005 Notes and the reduction  of debt levels compared to the 2007 period due to the payments made on the May 2005 notes. In addition, during the 2008 period we stopped recording interest expense on debt included in liabilities subject to compromise for periods post petition.

 The table below summarizes interest and financing costs for the three months ended August 31, 2008 and 2007.

	2008	2007
Interest on outstanding debt	$265,815	$1,044,969
Interest on outstanding debt, related party	(35,473)	284,682
Amortization of discount	57,027	303,184
Amortization of deferred finance costs	9,094	411,795
Total	$296,463	$2,044,630

Nine months ended August 31, 2008 compared to the nine months ended August 31, 2007

During the nine months ended August 31, 2008, revenue from natural gas sales of $419,672 decreased $27,560, or approximately 6%, as compared to our revenue from natural gas sales of $447,232 for the 2007 period.  We sold approximately 55,000 Mcf’s of natural gas in the 2008 period, compared to sales of approximately 118,000 Mcf’s in the 2007 period. Average prices received for gas sold increased to $7.63 per Mcf in the 2008 period from $3.79 per Mcf in the 2007 period.  Lease operating and production tax expenses increased in the 2008 period to $946,649, as compared to $704,151 for the 2007 period. This increase is primarily attributed of dewatering costs incurred and recorded as expense in the 2008 period relative to our Powder River Basin fields. The Company had previously capitalized its dewatering costs during the the first two quarters of 2007.

For the nine months ended August 31, 2008 and August 31, 2007, we incurred general and administrative expenses of $2,312,450 and $2,801,617, respectively, as summarized below:

	2008	2007
Stock - based compensation	$612,180	$891,647
Salaries and benefits	468,090	648,589
Professional and consulting fees	268,828	51,412
Investor relations	168,493	331,864
Legal	117,413	267,172
Travel and entertainment	38,543	46,049
Office lease and expenses	113,164	144,386
Audit and accounting	244,550	167,439
Directors fees	130,500	133,700
Insurance, prospect generation and other	150,689	119,359
Total	$2,312,450	$2,801,617

Significant period-to-period variances include:

•	Salary and benefits and stock – based compensation decreased and professional fees increased as the Company has not replaced certain professionals with in house hires.
•	Investor relations expenses continued to decrease as less time was spent on IR activities.
•
Legal fees in 2008 are less than legal fees in 2007 as the 2007 period included various SEC filings that did not occur during 2008 and in addition during 2007 additional legal costs were incurred relative to asset sale negotiations that also were not incurred in 2008.

Non-cash impairment of oil and gas properties in the 2008 period decreased to $3,082,000 from $3,866,195 in the 2007 period. The 2008 period impairment charge includes approximately $2 million associated with expiring Piceance Basin oil and gas leases that are not being renewed.

DD&A expense of $270,700 for the 2008 period decreased $240,468 as compared to the 2007 period expense of $511,168.  The decrease is primarily attributed to lower gas sales volumes.

Interest and financing costs decreased to $2,340,873 in the 2008 period from $7,119,791 in the 2007 period, reflecting significantly lower amortization of discount on the May 2005 Notes and the reduction of debt levels in 2007 due to the payments made on the May 2005 notes.  In addition, during the 2008 period we stopped recording interest expense on debt included in liabilities subject to compromise for periods post petition.

The table below summarizes interest and financing costs for the nine months ended August 31, 2008 and 2007.

	2008	2007
Interest on outstanding debt	$1,660,407	$3,282,157
Interest on outstanding debt, related party	443,499	687,714
Amortization of discount	170,462	2,738,125
Amortization of deferred finance costs	66,505	411,795
Total	$2,340,873	$7,119,791

Liquidity and Capital Resources

Operating Activities

  For the nine months ended August 31, 2008 we used $3,296,370 for operating activities, and we incurred a net loss of $8,813,867. Significant adjustments to reconcile the net loss to cash used for operating activities for the 2008 period includes: non-cash impairment expense of $3,082,000, accruals of $954,734 for interest expense payable, an increase of $631,409 in accounts payable and accrued liabilities, and $612,180 for non-cash stock-based compensation expense.  For the nine months ended August 31, 2007 we used $3,131,964 for operating activities, and we incurred a net loss of $14,541,647. Significant adjustments to reconcile the net loss to net cash used for operating activities for the 2007 period includes: $2,738,126 of non-cash charges for amortization of discount and deferred financing costs on convertible debt, $891,647 of non-cash stock-based compensation expense, non-cash impairment expense of $3,866,195, accruals for interest expense payable of $2,387,825, and increases in cash received due to accounts receivable collections and other of $953,110.

Investing Activities

 Our investing activities used net cash of $479,754 during the nine months ended August 31, 2008, as compared to $1,882,318 of cash used for the comparable period of 2007. During the 2007 period we used $1,967,853 for capital expenditures. Our investing activities during the 2008 period included capital expenditures of $415,754 and a reorganization related vendor deposit of $64,000. Capital expenditures during the 2008 period decreased as compared to the 2007 period due to the Company’s financial position.

Financing Activities

  Since inception, we have funded our operating and investing activities through the sale of our debt and equity securities, raising net proceeds of approximately $73 million through the period ended August 31, 2008.  Financing activities provided cash of $4,003,000 during the first nine months of fiscal 2008, as compared to $4,458,272 provided in the 2007 period.  During the 2008 period we borrowed $6,003,000 from the Bruner Family Trust, of which $2,403,000 relates to the post petition period DIP loan, and repaid $2,000,000 of secured convertible debt. During the 2007 period we borrowed a total of $8,618,777 from the Bruner Family Trust and PetroHunter ($6,125,000 and $2,493,777, respectively),and used $4,160,505 of  those borrowings to pay secured convertible debt.

Schedule of Contractual Obligations

The following table summarizes our significant contractual obligations and commitments to make future payments as of August 31, 2008.

	Payments due by period:
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Liabilities not subject to compromise	$10,878,928	$10,878,928	$-	$-	$-
Liabilities subject to compromise	47,319,616	47,319,616	-	-	-
Asset retirement obligations (1)	2,037,956	-	-	-	2,037,956
Total	$60,236,500	$58,198,544	$-	$-	$2,037,956
_____________
(1)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance.

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

Item 1.   Legal Progeedings

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

GALAXY ENERGY CORPORATION

October 13, 2008	By:	/s/ William P. Brand, Jr.
William P. Brand, Jr.
Interim Chief Financial Officer